Form 10-Q
period 1995-06-30
BASS REAL ESTATE FUND II
filed 1995-08-11
CIK 783992

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED..................................JUNE 30, 1995

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM.....................TO......................
COMMISSION FILE NUMBER   0-16793


                     BASS REAL ESTATE FUND II
        (EXACT NAME OF PARTNERSHIP AS SPECIFIED IN ITS CHARTER)


          NORTH CAROLINA                               56-1490907
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


     4000 PARK ROAD     CHARLOTTE, NORTH CAROLINA              28209
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)            (ZIP CODE)


PARTNERSHIP'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 523-9407
                             ____________

    INDICATE BY CHECK MARK WHETHER THE PARTNERSHIP (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE PARTNERSHIP WAS REQUIRED TO FILE SUCH REPORTS), AND [2] HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


      YES     X                                       NO
               _______                                      ________

BASS REAL ESTATE FUND II



                               INDEX


                                                         PAGE
                                                        NUMBER

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEET
                 AS OF JUNE 30, 1995
                 (UNAUDITED)                               3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS AND SIX
                   MONTHS ENDED
                 JUNE 30, 1995 AND 1994
                 (UNAUDITED)                               4

              STATEMENT OF PARTNERS' EQUITY                5
                 (UNAUDITED)

              CONDENSED STATEMENT OF CASH
                FLOWS
                 SIX MONTHS ENDED JUNE
                   30, 1995 AND 1994
                 (UNAUDITED)                               6

               NOTES TO CONDENSED FINANCIAL
                 STATEMENTS (UNAUDITED)                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND
                   RESULTS OF
                 OPERATIONS                                9


PART II.  OTHER INFORMATION                               10

SIGNATURES                                                12

BASS REAL ESTATE FUND II


          CONDENSED BALANCE SHEET

                                               JUNE 30,     DECEMBER 31,
                                                   1995             1994
                   ASSETS                    (UNAUDITED)


RENTAL PROPERTIES, AT COST:
  LAND                                      $   930,002     $    930,002
  BUILDINGS                                   8,393,797        8,393,797
  FURNISHINGS AND FIXTURES                      621,359          610,949
  ACCUMULATED DEPRECIATION                   (2,426,526)      (2,274,180)
                                              7,518,632        7,660,568

CASH AND CASH INVESTMENTS                       122,407          160,079
RESTRICTED ESCROW DEPOSITS                       28,207           27,844
DEFERRED COSTS AND OTHER ASSETS, NET             94,823           63,897
     TOTAL ASSETS                           $ 7,764,069     $  7,912,388


      LIABILITIES AND PARTNERS' EQUITY


MORTGAGE LOAN PAYABLE                       $ 6,079,279     $  6,103,361
SECURITY DEPOSITS                                30,255           23,277
ACCRUED LIABILITIES                              49,120           17,897
     TOTAL LIABILITIES                        6,158,654        6,144,535

PARTNERS' EQUITY:
  LIMITED PARTNERS' INTEREST                  1,589,228        1,750,042
  GENERAL PARTNERS' INTEREST                     16,187           17,811
     TOTAL PARTNERS' EQUITY                   1,605,415        1,767,853
     TOTAL LIABILITIES AND PARTNERS' EQUITY $ 7,764,069     $  7,912,388


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND II


   CONDENSED STATEMENT OF INCOME
               (UNAUDITED)

                                           THREE MONTHS     SIX MONTHS     THREE MONTHS     SIX MONTHS
                                                  ENDED          ENDED            ENDED          ENDED
                                               JUNE 30,       JUNE 30,         JUNE 30,       JUNE 30,
                                                   1995           1995             1994           1994
REVENUE:
  RENTAL INCOME                            $    336,337     $  666,507     $    315,793     $  620,442
  INTEREST INCOME                                   523          1,046              503          1,184
  OTHER OPERATING INCOME                          7,889         20,077           13,388         26,616
                                                344,749        687,630          329,684        648,242

OPERATING EXPENSES:
  FEES AND EXPENSES TO AFFILIATES                42,738         89,369           40,950         84,168
  PROPERTY TAXES AND INSURANCE                   18,905         37,811           20,083         40,166
  UTILITIES                                      18,474         37,939           18,100         36,940
  REPAIRS AND MAINTENANCE                        33,313         66,425           30,176         63,918
  ADVERTISING                                     5,925         12,999           10,068         19,996
  DEPRECIATION AND AMORTIZATION                  64,392        157,086           92,694        185,388
  OTHER                                           1,441          2,360            2,012          5,257
                                                185,188        403,989          214,083        435,833

INTEREST EXPENSE                                154,088        308,480          155,257        310,789
OTHER NONOPERATING EXPENSES                      16,504         37,599           10,452         17,147
    TOTAL EXPENSES                              355,780        750,068          379,792        763,769
NET LOSS                                       ($11,031)      ($62,438)        ($50,108)     ($115,527)
NET LOSS ALLOCATED TO GENERAL PARTNERS            ($110)         ($624)           ($501)       ($1,155)

NET LOSS ALLOCATED TO LIMITED PARTNERS         ($10,921)      ($61,814)        ($49,607)     ($114,372)

NET LOSS PER LIMITED PARTNERSHIP UNIT,  BASED
  ON NUMBER OF UNITS OUTSTANDING (9,938)         ($1.10)        ($6.22)          ($4.99)       ($11.51)

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND II


STATEMENT OF PARTNERS' EQUITY
               (UNAUDITED)

                                 LIMITED      GENERAL
                                PARTNERS     PARTNERS          TOTAL

BALANCE, JANUARY 1, 1995      $1,750,042     $ 17,811     $1,767,853
DISTRIBUTION TO PARTNERS         (99,000)      (1,000)     ($100,000)
NET LOSS                         (61,814)        (624)       (62,438)
BALANCE, JUNE 30, 1995        $1,589,228     $ 16,187     $1,605,415




                                 LIMITED        GENERAL
                                PARTNERS       PARTNERS        TOTAL

BALANCE, JANUARY 1, 1994       $2,025,651      $20,595    $2,046,246
DISTRIBUTION TO PARTNERS          (49,500)        (500)     ($50,000)
NET LOSS                         (114,372)      (1,155)     (115,527)
BALANCE, JUNE 30, 1994         $1,861,779      $18,940    $1,880,719




                       THE ACCOMPANYING NOTES ARE AN INTEGRAL
                          PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND II


  CONDENSED STATEMENT OF CASH FLOWS
                   (UNAUDITED)

                                                             SIX MONTHS     SIX MONTHS
                                                                  ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                                   1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                    ($62,438)     ($115,527)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                              157,086        185,388
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE (DECREASE) IN ACCRUED AND OTHER
         LIABILITIES                                             31,223        (28,219)
       INCREASE IN ESCROWS AND OTHER ASSETS, NET                (29,051)       (49,446)

          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                                 96,820         (7,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                              (10,410)       (11,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
    PAYMENTS ON MORTGAGE LOAN PAYABLE TO BANK                   (24,082)       (25,296)
    DISTRIBUTION TO PARTNERS                                   (100,000)       (50,000)

          NET CASH USED IN FINANCING ACTIVITIES                (124,082)       (75,296)

NET DECREASE IN CASH AND CASH INVESTMENTS                       (37,672)       (94,960)
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR                    160,079        205,711
CASH AND CASH INVESTMENTS, JUNE 30                           $  122,407     $  110,751


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND II

           NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)


1.  ORGANIZATION

       Bass Real Estate Fund II (the Partnership) was organized to engage in the acquisition, development, operation, holding and disposition of income-producing residential and commercial properties. Limited partnership interests were sold at $500 per unit (9,938 units) for a total of $4,969,000.

      Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the general partners. Upon the sale or liquidation of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

       In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1995, results of operations for the three months and six months ended June 30, 1995 and 1994, and cash flow for the six months ended June 30, 1995 and 1994.

3.  RENTAL PROPERTIES

        The rental property consists of a residential apartment complex named Sabal Point I. The complex, which was constructed by an affiliate of the general partners, is composed of 202 rental units. The units were available for lease beginning June 1988. The 23.75 acres of land in Mecklenburg County, North Carolina, where the apartment complex is located were purchased in December 1986 for $930,002 (including closing costs).

      Affiliates of the general partners own two adjacent residential apartment complexes, Sabal Point II and Sabal Point III. The three complexes merged their management and leasing operations in 1990 and are sharing expenses related to grounds, maintenance, leasing, management and other related costs. The managing general partner believes that the allocation of expenses to each partnership has been made on a reasonable basis.

      The mortgage loan payable is a 10-year note due April 1, 1999, with principal and interest at 10 1/8% payable monthly based upon a 30-year amortization period. The Sabal Point I complex is pledged as collateral for this mortgage.

4.  GENERAL PARTNERS AND RELATED PARTY TRANSACTIONS

     The general partners are Marion F. Bass (The Individual General Partner) and Marion Bass Real Estate Group, Inc., (The Managing General Partner). The rental properties are managed by Marion Bass Properties, Inc., which is wholly owned by Marion F. Bass.

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the six-month period ending June 30, 1995 as follows:

BASS REAL ESTATE FUND II

             Management fee of 5% of  gross  revenues            $34,385
             Reimbursed maintenance salaries and benefits         27,348
             Reimbursed property manager salaries and benefits    27,636
                                                                 $89,369

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

     The general partners are entitled to receive 1% of all items of partnership income, gain, loss, deduction, credit and net cash flow from operations. Therefore, during the first quarter of 1995 the General Partners received a cash distribution of $1,000 that represented excess cash reserves and net cash flow from operations for the period January 1, 1994 through December 31, 1994.

BASS REAL ESTATE FUND II


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      At June 30, 1995, partners' equity was $1,605,415 or 21% of total assets and cash and cash reserves amounted to $122,407. The Partnership had accrued liabilities of $49,120 that consisted of 1995 property taxes of $32,013, management fees due to an affiliate of $5,930, trade accounts payable of $5,886 and resident prepaid rent of $5,291.

      Net cash provided by operating activities totaled $96,820 for the six months ended June 30, 1995. This is compared to net cash used in operating activities of $7,804 for the corresponding period in 1994. The Partnership had a 10 1/8% mortgage note in the amount of $6,079,279 outstanding at June 30, 1995. Principal payments of $24,082 were made during the six month period ended June 30, 1995 on the amortizing mortgage note.

      The 1995 operating plan and budget projects net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $96,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the six months ended June 30, 1995, actual average economic occupancy was 95% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $60,156. Rents have been increased 5% over rates charged in 1994 to offset any normal increase in operating expenses. Capital expenditures of $59,240 are budgeted and include selected carpet and vinyl replacements. This also includes scheduled exterior painting of $22,800 planned in 1995. As of June 30, 1995, capital expenditures and additions to rental property of $34,807 had been completed which included exterior painting for an actual cost of $21,034. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1994 operational net cash flow were distributed to partners in January 1995. The next available distribution to partners is scheduled for the first quarter of 1996 and is tentative upon 1995 operating results.

Results of Operations

      The following discussion relates to the Partnership's operation of Sabal Point for the three months and six months ended June 30, 1995 and 1994.

      Results of operations for the three months ended June 30, 1995 reflect an average economic occupancy of 95% compared to 95% for the corresponding period in 1994. A second quarter comparison of 1995 and 1994 reflects higher rental income of $20,544 during 1995 due to rents being increased 5% to 8% over rates charged in 1994. Other operating income was lower by $5,499 during the second quarter of 1995 due to leasing fewer corporate units (furnished apartment units with all available utilities). Overall, total income for the second quarter ended June 30, 1995 was $15,065 higher than the corresponding period in 1994.

      Operating expenses were $185,188 for the three months ended June 30, 1995, compared to $214,083 for the corresponding period in 1994 which reflects a variance of $28,895. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $1,788. Repairs and maintenance were $3,137 higher due to landscaping (improvement of the grounds maintains high occupancy and assists leasing efforts) and normal replacements. Utilities were higher by $374.

BASS REAL ESTATE FUND II

       After interest expense of $154,088 and other nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $16,504, partnership operations recognized a net loss of $11,031 for the three months ended June 30, 1995. This is compared to a net loss of $50,108 for the corresponding period in 1994.

      Overall the Partnership recognized a net increase in total revenues of $39,388 (due to rents being increased 5% to 8% over rates charged in 1994) and a net decrease in total operating expenses of $31,844 (of which $28,302 reflected a decrease in depreciation and amortization) for the six months ended June 30, 1995 compared to the corresponding period in 1994. After interest expense of $308,480 and other operating expenses of $37,599 (partnership expenses and nonrecurring replacement costs; this category was $20,452 higher in 1995 due mainly to painting the exterior of the property) the Partnership had a net loss of $62,438 for the six months ended June 30, 1995. This is compared to a net loss of $115,527 for the corresponding period in 1994.


                 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

        3(a) Copy of Certificate of Limited Partnership dated as of November 13, 1985, filed as Exhibit 3(a) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

        3(b)   Copy   of   Amended  and  Restated   Limited Partnership
               Agreement  dated  as  of   July   10, 1986,  filed  as
               Exhibit 3(b) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

        3(c) Copy of Amended and Restated Certificate of Limited Partnership, dated as of July 10, 1986, filed as
               Exhibit 3(c) to the Partnership's Form 10- K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission,
               which  is  incorporated   herein   by reference.

        3(d)   Copy   of   Second  Amended   and   Restated Certificate
               of Limited Partnership, dated as of July 31, 1986, files as Exhibit 3(d) to the Partnership's Form 10-K Annual Report for the

BASS REAL ESTATE FUND II

               fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

        3(e)   Copy of Third Amended and Restated Certificate of
               Limited Partnership, dated as of August 29, 1986, filed as Exhibit 3(e) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(f)  Copy   of   Fourth  Amended  and   Restated Certificate
               of Limited Partnership, date as of September 30, 1986, filed as Exhibit 3(f) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(g) Copy of Certificate of Domestic Limited Partnership, dated as of October 31, 1986, filed as Exhibit 3(g) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is
               incorporated   herein   by reference.

        (b)  Reports on Form 8-K.   No reports on Form 8-K  were  filed
       during the quarter covered  by  this report.

BASS REAL ESTATE FUND II

                         SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BASS REAL ESTATE FUND II

  By Marion Bass Real Estate Group, Inc. as Managing General
Partner


  By /s/ Marion F. Bass
       Marion F. Bass, President

  Date 8/7/95 hand written


  By /s/ Robert J. Brietz
       Robert J. Brietz, Executive Vice President

  Date 8/7/95 hand written