Form 10-Q
period 1995-09-30
BASS REAL ESTATE FUND II
filed 1995-11-13
CIK 783992

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period
ended........................................................September 30, 1995

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to.................
Commission file number   0-16793


                            BASS REAL ESTATE FUND II
-----------------------------------------------------------------------------
            (Exact name of partnership as specified in its charter)


          North Carolina                               56-1490907
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                4000 Park Road Charlotte, North Carolina 28209
------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


Partnership's telephone number, including area code:  (704) 523-9407

------------

     Indicate by check mark whether the partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the partnership was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

      YES     X                                       NO
           -------                                      --------

BASS REAL ESTATE FUND II



                                      INDEX
                                     -------

                                                                         PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

              Condensed Balance Sheet
                 as of September 30, 1995
                 (Unaudited)                                              3

              Condensed Statement of Income
                 Three months and nine months ended
                 September 30, 1995 and 1994
                 (Unaudited)                                              4

              Statement of Partners' Equity                               5
                 (Unaudited)

              Condensed Statement of Cash Flows
                 Nine months ended September 30, 1995 and 1994
                 (Unaudited)                                              6

               Notes to Condensed Financial
                 Statements (Unaudited)                                   7

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                               9


PART II.  OTHER INFORMATION                                               10

SIGNATURES                                                                12

BASS REAL ESTATE FUND II


                   CONDENSED BALANCE SHEET


                                                                 September 30,        December 31,
                                                                      1995                1994
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------
RENTAL PROPERTIES, at cost:
  Land                                                                   $930,002           $930,002
  Buildings                                                             8,393,797          8,393,797
  Furnishings and fixtures                                                631,564            610,949
  Accumulated depreciation                                            (2,515,567)        (2,274,180)
                                                               -------------------  -----------------
                                                                        7,439,796          7,660,568

CASH AND CASH INVESTMENTS                                                 164,938            160,079
RESTRICTED ESCROW DEPOSITS                                                 38,918             27,844
DEFERRED COSTS AND OTHER ASSETS, net                                      110,536             63,897
                                                               -------------------  -----------------
     Total assets                                                      $7,754,188         $7,912,388
                                                               ===================  =================


               LIABILITIES AND PARTNERS' EQUITY
            -------------------------------------

MORTGAGE LOAN PAYABLE                                                  $6,066,775         $6,103,361
SECURITY DEPOSITS                                                          38,880             23,277
ACCRUED LIABILITIES                                                        62,567             17,897
                                                               -------------------  -----------------
     Total liabilities                                                  6,168,222          6,144,535
                                                               -------------------  -----------------

PARTNERS' EQUITY:
  Limited partners' interest                                            1,569,974          1,750,042
  General partners' interest                                               15,992             17,811
                                                               -------------------  -----------------
     Total partners' equity                                             1,585,966          1,767,853
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $7,754,188         $7,912,388
                                                               ===================  =================


                               The accompanying notes are an integral
                                 part of the financial statements.

BASS REAL ESTATE FUND II


               CONDENSED STATEMENT OF INCOME
                        (Unaudited)


                                                             Three months      Nine months      Three months     Nine months
                                                                 ended            ended            ended            ended
                                                             September 30,    September 30,    September 30,    September 30,
                                                                 1995              1995             1994             1994
                                                            ----------------  ---------------  ---------------  ---------------
REVENUE:
  Rental income                                                    $343,753       $1,010,260         $321,638         $942,080
  Interest income                                                       907            1,953              492            1,676
  Other operating income                                             12,751           32,828           20,332           46,948
                                                            ----------------  ---------------  ---------------  ---------------
                                                                    357,411        1,045,041          342,462          990,704
                                                            ----------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                    42,494          131,863           45,048          129,216
  Property taxes and insurance                                       18,906           56,717           20,083           60,249
  Utilities                                                          21,089           59,028           18,916           55,856
  Repairs and maintenance                                            33,007           99,432           35,008           98,926
  Advertising                                                         5,726           18,725           10,696           30,692
  Depreciation and amortization                                      91,410          248,496           92,694          278,082
  Other                                                               2,339            4,699            2,146            7,403
                                                            ----------------  ---------------  ---------------  ---------------
                                                                    214,971          618,960          224,591          660,424

INTEREST EXPENSE                                                    153,776          462,256          154,976          465,765
OTHER NONOPERATING EXPENSES                                           8,113           45,712            8,539           25,686
                                                            ----------------  ---------------  ---------------  ---------------
    Total expenses                                                  376,860        1,126,928          388,106        1,151,875
                                                            ----------------  ---------------  ---------------  ---------------
NET LOSS                                                          ($19,449)        ($81,887)        ($45,644)       ($161,171)
                                                            ================  ===============  ===============  ===============

NET LOSS ALLOCATED TO GENERAL PARTNERS                               ($194)           ($819)           ($456)         ($1,612)
                                                            ================  ===============  ===============  ===============

NET LOSS ALLOCATED TO LIMITED PARTNERS                            ($19,255)        ($81,068)        ($45,188)       ($159,559)
                                                            ================  ===============  ===============  ===============

NET LOSS PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (9,938)                            ($1.94)          ($8.16)          ($4.55)         ($16.06)
                                                            ================  ===============  ===============  ===============


                             The accompanying notes are an integral
                                part of the financial statements.

BASS REAL ESTATE FUND II


          STATEMENT OF PARTNERS' EQUITY
                   (Unaudited)

                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------
Balance, January 1, 1995                                $1,750,042           $17,811      $1,767,853
Distribution to partners                                  (99,000)           (1,000)      ($100,000)
Net loss                                                  (81,068)             (819)        (81,887)
                                                   ----------------  ----------------  --------------
Balance, September 30, 1995                             $1,569,974           $15,992      $1,585,966
                                                   ================  ================  ==============





                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1994                                $2,025,651           $20,595      $2,046,246
Distribution to partners                                  (49,500)             (500)       ($50,000)
Net loss                                                 (159,559)           (1,612)       (161,171)
                                                   ----------------  ----------------  --------------
Balance, September 30, 1994                             $1,816,592           $18,483      $1,835,075
                                                   ================  ================  ==============



                               The accompanying notes are an integral
                                  part of the financial statements.

BASS REAL ESTATE FUND II


              CONDENSED STATEMENT OF CASH FLOWS
                         (Unaudited)


                                                                  Nine months          Nine months
                                                                     ended                ended
                                                                 September 30,        September 30,
                                                                      1995                1994
                                                               -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             ($81,887)          ($161,171)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities-
     Depreciation and amortization                                        248,496             278,082
     Change in assets and liabilities:
       Increase (decrease) in accrued and other liabilities                44,670             (8,904)
       Increase in escrows and other assets, net                         (49,219)            (67,351)
                                                               -------------------  ------------------

          Net cash provided by operating activities                       162,060              40,656
                                                               -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                       (20,615)            (27,361)
                                                               -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage loan payable to bank                            (36,586)            (36,601)
    Distribution to partners                                            (100,000)            (50,000)
                                                               -------------------  ------------------

          Net cash used in financing activities                         (136,586)            (86,601)
                                                               -------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH INVESTMENTS                                                        4,859            (73,306)
CASH AND CASH INVESTMENTS, beginning of year                              160,079             205,711
                                                               -------------------  ------------------
CASH AND CASH INVESTMENTS, September 30                                  $164,938            $132,405
                                                               ===================  ==================



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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1995, results of operations for the three months and nine months ended September 30, 1995 and 1994, and cash flow for the nine months ended September 30, 1995 and 1994.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the nine-month period ending September 30, 1995 as follows:

BASS REAL ESTATE FUND II

      Management fee of 5% of gross revenues                    $51,767
      Reimbursed maintenance salaries and benefits               41,169
      Reimbursed  property manager salaries and benefits         38,927
                                                               $131,863

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

BASS REAL ESTATE FUND II

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At September 30, 1995, partners' equity was $1,585,966 or 20% of total assets and cash and cash reserves amounted to $164,938. The Partnership had accrued liabilities of $62,567 that consisted of 1995 property taxes of $47,889, management fees due to an affiliate of $6,151 and trade accounts payable of $8,527.

     Net cash provided by operating activities totaled $162,060 for the nine months ended September 30, 1995. This is compared to net cash provided by operating activities of $40,656 for the corresponding period in 1994. The Partnership had a 10 1/8% mortgage note in the amount of $6,066,775 outstanding at September 30, 1995. Principal payments of $36,586 were made during the nine month period ended September 30, 1995 on the amortizing mortgage note.

     The 1995 operating plan and budget projects net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $96,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the nine months ended September 30, 1995, actual average economic occupancy was 96% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $109,408. Rents have been increased 5% over rates charged in 1994 to offset any normal increase in operating expenses. Capital expenditures of $59,240 are budgeted and include selected carpet and vinyl replacements. This also included scheduled exterior painting of $22,800 planned in 1995. As of September 30, 1995, capital expenditures and additions to rental property of $47,250 had been completed which included exterior painting for an actual cost of $21,034. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1994 operational net cash flow were distributed to partners in January 1995. The next available distribution to partners is scheduled for the first quarter of 1996 and the amount is dependent upon 1995 operating results.

Results of Operations

     The following discussion relates to the Partnership's operation of Sabal Point for the three months and nine months ended September 30, 1995 and 1994.

     Results of operations for the three months ended September 30, 1995 reflect an average economic occupancy of 95% compared to 95% for the corresponding period in 1994. A second quarter comparison of 1995 and 1994 reflects higher rental income of $22,115 during 1995 due to rents being increased 5% to 8% over rates charged in 1994. Other operating income was lower by $7,581 during the third quarter of 1995 due to leasing fewer corporate units (furnished apartment units with all available utilities). Overall, total income for the third quarter ended September 30, 1995 was $14,949 higher than the corresponding period in 1994.

     Operating expenses were $214,971 for the three months ended September 30, 1995, compared to $224,591 for the corresponding period in 1994 which reflects a variance of $9,620. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were lower by $2,554. Repairs and maintenance were $2,001 lower due to reduced turnkey costs (costs associated with leasing rental units). Utilities were higher by $2,173 due to higher water usage by residents. Since Sabal Point is leasing fewer corporate units in 1995 compared to 1994, the corporate rental furniture for several units was returned to the lessor thus reducing the cost of advertising by $4,970.

BASS REAL ESTATE FUND II

     After interest expense of $153,776 and other nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $8,113, partnership operations recognized a net loss of $19,449 for the three months ended September 30, 1995. This is compared to a net loss of $45,644 for the corresponding period in 1994.

     Overall the Partnership recognized a net increase in total revenues of $54,337 (due to rents being increased 5% to 8% over rates charged in 1994) and a net decrease in total operating expenses of $41,464 (of which $29,586 reflected a decrease in depreciation and amortization) for the nine months ended September 30, 1995 compared to the corresponding period in 1994. After interest expense of $462,256 and other operating expenses of $45,712 (partnership expenses and nonrecurring replacement costs; this category was $20,026 higher in 1995 due mainly to painting the exterior of the property) the Partnership had a net loss of $81,887 for the nine months ended September 30, 1995. This is compared to a net loss of $161,171 for the corresponding period in 1994.


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

             3(c) Copy of Amended and Restated Certificate of Limited
                  Partnership, dated as of July 10, 1986, filed as Exhibit 3(c) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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

              3(f)Copy of Fourth Amended and Restated Certificate of Limited
                  Partnership, date as of September 30, 1986, filed as Exhibit 3(f) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

              3(g)Copy of Certificate of Domestic Limited Partnership, dated as of October 31, 1986, filed as Exhibit 3(g) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

              (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this report.

BASS REAL ESTATE FUND II

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BASS REAL ESTATE FUND II

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: November 13, 1995

    By:   Robert J. Brietz, Executive Vice President

    Date: November 13, 1995