Form 10-K
period 1995-12-31
BASS REAL ESTATE FUND II
filed 1996-04-01
CIK 783992

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549
(Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                               OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to _____________

Commission file number  0-16793

                 BASS REAL ESTATE FUND-II
     (Exact name of registrant as specified in its charter)

       North Carolina                       56-1490907
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

4000 Park Road, Charlotte, North Carolina       28209
(Address of principal executive officer)         (Zip Code)

Registrant's telephone number, including area code:  704/523-9407

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest
                        (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes   X            No _____

Aggregate  market  value  of  voting  securities  held  by  nonaffiliates:   Not
    applicable as all securities are non-voting.

Documents incorporated by reference:  None

                     Page  1   of ___ sequentially numbered pages
                     Exhibit Index on Page ___

                             PART I

Item 1 - Business.

    The Registrant is a North Carolina limited partnership organized on November 14, 1985. The General Partners of the Registrant are Marion Bass Real Estate Group, Inc. (the Managing General Partner), a North Carolina corporation, and Marion F. Bass (the Individual General Partner), president and chief executive officer of the Managing General Partner (collectively, the General Partners). The Managing General Partner is wholly owned by Marion Bass Investment Group, Inc., which in turn is wholly owned by Marion F. Bass.

    By means of a public offering  registered  under the Securities Act of 1933, as amended (the Offering), the Registrant offered and sold 9,938 units of limited partnership interests (the Units) at $500 per Unit. On July 9, 1986, the proceeds of the Offering of 3,029 Units were removed from escrow (the Initial Closing) aggregating $1,332,760 after deduction of selling commissions and organization and offering expenses. Subsequent to the Initial Closing, additional limited partners were admitted monthly.

         On January 30, 1987 the Offering terminated with aggregate proceeds from the Offering totaling $4,969,000. After deduction for selling commissions and organization and offering expenses of $596,280, net proceeds of $4,372,720 were available for partnership operations. In addition to these proceeds the General Partners contributed amounts totaling $50,192.

    The Registrant's principal investment objectives are to (1) obtain capital appreciation, (2) provide cash distributions from operations, (3) preserve and protect the capital of the Partners, (4) build equity through the reduction of mortgage indebtedness encumbering the Registrant's properties, and (5) provide tax losses equal to or in excess of cash distributions during the initial years of the Registrant's operations.

    On November 7, 1986, the Registrant purchased 23.75 acres of unimproved land in Pineville, North Carolina for a total purchase price of $930,002. On March 18, 1987 the Registrant contracted with Marion Bass Construction Company (MBCC), an affiliate of the General Partners, for the construction of an apartment complex on the property containing 24 three-bedroom, 106 two-bedroom, and 72 one-bedroom apartment units for the fixed sum of $7,513,850. On July 15, 1987, the contract was amended to provide for certain enhanced amenities at a revised construction cost of $8,113,850. The construction of the project formerly known as Sabal Point, now known as Sabal Point I, was completed in August, 1988. The Registrant entered into an agreement with Marion Bass Equity Group, Inc., an affiliate of the General Partners, (MBEG) wherein MBEG acted as development manager in connection with the development and construction of properties, including coordinating and supervising site selection, property acquisition and performance by the general contractor under the construction contract. MBEG received a fee of $600,000 in connection with the development of Sabal Point I, of which $149,169 was paid in 1988. The total cost of the acquisition, development and construction of the project, including development fees, financing costs and construction period interest was $10,087,691.

    On November 17, 1987, the Registrant consummated construction financing for Sabal Point I with First Union National Bank of North Carolina (FUNB). The construction loan in the principal amount of $6,210,850 had a maturity date of July 1, 1990 and required monthly payments of interest at an annual rate of FUNB's prime rate plus 5/8 of 1% on the outstanding amount of the loan. Through March 7, 1989, the Registrant had drawn $5,835,850, under the FUNB construction loan.

    On March 7, 1989, The Variable Annuity Life Insurance Company of Houston, Texas made a permanent loan to the Registrant in the amount of $6,250,000. The permanent loan has a ten-year term with interest accruing at 10 1/8% per annum. Principal and accrued interest are payable monthly, but installments of principal are based upon a thirty-year amortization schedule. The remaining principal and all unpaid and accrued interest will be due and payable on April 1, 1999. After the pay-off of the indebtedness to FUNB and payment of expenses relating to the permanent loan, approximately $323,464 was paid to the Registrant.

    The Registrant has entered into a property management agreement with Marion Bass Properties, Inc. (MBP), an affiliate of the General Partners. The agreement provides that MBP will be responsible for managing, operating and leasing the Registrant's properties and that MBP will receive a fee for its services in an amount equal to the lesser of (a) fees that are competitive and comparative with fees of unaffiliated parties providing comparable services in the locality of the Registrant's property, or (b) 5% of the monthly gross revenue from the Registrant's property. MBP will also be entitled to reimbursement of on-site management and maintenance services. The agreement will expire three years from the date that occupancy of the Sabal Point I project begins, and will be automatically renewed unless either party gives notice of its intention not to renew. In addition, either party may terminate the agreement without penalty upon 60 days' written notice. In any event, the agreement will automatically terminate upon dissolution of the Registrant.

         Cash at December 31, 1995, totalled $223,210. On February 1, 1996, the Registrant declared a distribution of $100,000 to be made in 1996. If the remaining cash and other available cash flow are insufficient to cover expenses, then the Registrant will have to obtain additional funds through borrowings or refinancings.

Available operating cash fluctuates with partnership operations. See discussion in Item 7 under Liquidity and Capital Resources.

    The Registrant does not anticipate the acquisition or development of any additional properties.

    Upon the sale of any property by the Registrant, the proceeds of the sale will be distributed to the partners. Therefore, it is intended that the Registrant will be self-liquidating. The General Partners currently intend to dispose of all properties purchased within nine to twelve years of the purchase.

    Competition among owners of apartment complexes of the type and in the areas that the Registrant owns apartment complexes generally is high. Competition is based generally on price and features offered. Many of the Registrant's competitors have greater assets and more experience than the Registrant and the General Partners.

     One or both of the General Partners serve as a general partner in eight private partnerships which own various income-producing, multi-family residential property. None of the private partnerships sponsored by the General Partners currently contemplates the acquisition of additional properties. The General Partners sponsored three public real estate partnerships, Bass Real Estate Fund-84, Bass Income Plus Fund and Bass Real Estate Fund III with similar objectives as the Registrant. Bass Income Plus Fund acquired a nine-acre tract of land adjacent to Sabal Point I, on which MBCC constructed an apartment complex of 88 units. Bass Real Estate Fund III acquired another adjacent parcel of twelve acres with an apartment complex of 84 units. Conflicts could develop between the Registrant and other existing or future partnerships which the General Partners may manage. The General Partners intend to devote only such time to the business of the Registrant as in their judgment is reasonably required. The General Partners are engaged in other similar activities which also require their time and attention.

         The Registrant's property adjoins apartment complexes owned by Bass Real Estate Fund-III and Bass Income Plus Fund. In order to achieve greater economies of scale, Marion Bass Properties, Inc., the property manager for the Registrant and the other owners, has combined the management and leasing operations for all of the adjoining complexes. Under this arrangement, the expenses are allocated on a per unit basis except for those costs that can be directly attributed to a single complex. When leasing units, the property manager shows available units in different complexes and the tenant chooses the unit that he desires. The occupancy on December 31, 1995 for Sabal Point I was 97% and the adjoining complexes were 95% and 96%.

    As of December 31, 1995, the Registrant did not directly employ any persons in a full-time position. Certain employees of the Managing General Partner and affiliates performed services for the Registrant during the year.


Item 2 - Properties.

    The Registrant completed construction in August, 1988 of a 202 unit apartment community consisting of 2 two-story apartment buildings, 7 three-story apartment buildings and 1 clubhouse building located on a 23.75 acre tract of land in suburban Mecklenburg County, North Carolina formerly known as Sabal Point, now known as Sabal Point I. MBCC, an affiliate of the General Partner, constructed the property for a fixed sum of $8,113,850. Amenities include clubhouse, swimming pool, tennis court, racquetball court, fitness room and laundry facilities. At December 31, 1995, 97% of the apartment units were occupied. The types of units and monthly rentals are described below:

    Units                 Description             Size (sq. ft.)           12/31/95           12/31/94           12/31/93
                                                                            Rental             Rental             Rental
   60                 one bedroom                      760              $   540-560         $  500-520         $  470-490
  111                 two bedroom                    1,010                  650-670            600-620            570-590
   25                three bedroom                   1,203                    750                  730                695
  202                                              192,345                  127,735         $  118,650         $  113,100


The apartment community is managed by Marion Bass Properties, Inc., an affiliate of the General Partner.

Item 3 - Legal Proceedings.

    No material legal proceedings were initiated or terminated during the fiscal year covered by this report.

Item 4 - Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the holders of Units during the fourth quarter of the fiscal year ended December 31, 1995.

Item 5 - Market for Registrant's Units and Related Matters.

    Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no subsequent sales of Units during the past two years. As of December 31, 1995, 585 persons were holders of 9,938 units.

    The Registrant intends to make distributions of net cash flow from operations semi-annually, provided cash reserves are at appropriate levels. A summary of cash distributions follows:


                                        Total Amount    Average
     Date             Period            Distributed(1)  Per Unit

    2-10-89  7-1-88 through 12-31-88      $ 50,000        $ 4.98
    8-4-89   1-1-89 through 6-30-89         50,000          4.98
    2-7-90   7-1-89 through 12-31-89        75,000          7.47
    7-23-90  1-1-90 through 6-30-90         50,000          4.98
    2-6-91   7-1-90 through 12-31-90        50,000          4.98
    2-24-94  1-1-93 through 12-31-93        50,000          4.98
    1-15-95  1-1-94 through 12-31-94       100,000          9.96
    4-1-96   1-1-95 through 12-31-95       100,000          9.96
- -----------------

    (1) Includes amounts distributed to General Partners under Registrant's partnership agreement.


Item 6 - Selected Financial Data.

                         Year Ended            Year Ended           Year Ended            Year Ended            Year Ended
                          12/31/95              12/31/94             12/31/93              12/31/92              12/31/91
Revenues              $ 1,420,224           $ 1,330,309           $ 1,226,100           $ 1,150,343           $ 1,006,527
Net Income
(loss)                   (103,659)            ( 228,393)            ( 293,290)            ( 396,575)            ( 513,260)
Per Unit                 (  10.33)            (   22.75)            (   29.22)            (   39.51)            (   51.13)
Total Assets            7,667,475             7,912,388             8,299,902             8,633,646             9,062,077
Mortgage Loan
Payable                 6,053,951             6,103,361             6,151,556             6,191,604             6,227,812
Cash
Distributions
per Unit                     9.96                  4.98                  0.00                  0.00                  4.98


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

    The Registrant was organized on November 14, 1985, to engage in the acquisition, development, operation, holding and disposition of income-producing residential and commercial properties. Net proceeds of the offering and General Partners' contributions aggregating $4,422,912 were available for partnership operations. On November 7, 1986 the Partnership purchased 23.75 acres of undeveloped land for $930,002. In 1987 the Registrant contracted with an affiliate for the construction of a 202 unit apartment community to be known as Sabal Point I. Construction of the project began in July 1987 and was completed in August, 1988 with a total cost of $10,087,691. Units were available for lease beginning June 1988.

Liquidity and Capital Resources.

         At December 31, 1995, partners' equity was $1,564,194 or 20% of total assets and liquid assets amounted to $223,210. The increase in cash of $63,131 was due to a net cash flow from operations of $250,095 less capital replacements of $37,554, mortgage debt reduction of $49,410 and a distribution to partners of $100,000. The Registrant had accrued liabilities of $15,720 which consisted of management fees due to an affiliate of $6,318, trade account payables of $6,889 and tenant prepaid rent of $2,513.

         Net cash flow from operations before property additions, payments on mortgage principal, and distributions to partners totaled $250,095 in 1995, $80,521 in 1994, and $109,642 in 1993. The Registrant had a 10.125% amortizing mortgage note in the amount of $6,053,951 outstanding at December 31, 1995. Principal payments of $49,410, $48,195 and $40,048 were made in 1995, 1994 and 1993, respectively.

         In 1995, there was substantial activity in the construction and planning of new apartment projects in the Charlotte market. Since August of 1995, approximately 1,500 apartment units were completed and available for rent. At present, approximately 3,000 additional units are under construction. In certain markets, rental concessions have been given to obtain new tenants. The Registrant does not believe that these new units and rental concessions will have a material impact on the Registrant's operations in 1996. The long-range impact will be influenced by factors that affect the number of persons seeking to rent apartments, such as the rate of growth in the Charlotte economy and interest rates and the affordability of home ownership.

         The 1996 operating plan and budget projects cash flow from Registrant activities (which includes operating, investing, financing) of $260,000. The projected occupancy rate for 1996 is 95%. As of March 15, 1996, the occupancy rate was 98%. Capital replacements of $36,000 are budgeted and an additional $16,000 in Registrant expenses expected. Rents have been increased 5% over rates charged in 1995 to offset any normal increase in operating expenses. Based upon these estimates, it is anticipated that cash flow from operations will be sufficient to meet cash needs and build cash reserves.

Results of Operations.

         The results from operations for the year 1995 reflect an increase in total revenues of $89,915 due to maintaining an average occupancy of 96% and increasing rents an average of 8%. Rental income was $1,364,926 in 1995 compared to $1,263,615 in 1994, a difference of $101,311. Other operating income was $52,088 in 1995 compared to $64,223 in 1994, reflecting a decrease of $12,135 due mainly to leasing fewer corporate units. Operating expenses (excluding depreciation and amortization) increased $2,734. The increase of $5,327 in fees and expenses to affiliates was due to management fees based on total revenues collected and higher reimbursed maintenance personnel costs. Utilities increased $4,576 due mainly to higher utility rates and resident usage. Repairs and maintenance increased $6,488 due mainly to painting the exterior of the apartment complex and costs associated with continued high turnover in 1995. Other expenses decreased $14,868 due to leasing fewer corporate units.

         After interest expense of $615,714 and other nonoperating expenses of $22,775 the Registrant realized a net loss of $103,659. This is compared to net losses of $228,393 and $293,290 in 1994 and 1993, respectively. Before recognizing the expense of depreciation and amortization, the 1995 operating plan and budget had forecasted a net income of $210,000. This is compared to an actual net income before depreciation and amortization of $258,076.


Item 8 - Financial Statements and Supplementary Data.

    See Appendix A to this Form 10-K.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 10 - Directors and Executive Officers of the Registrant.

    The Registrant has no directors or executive officers. Information as to the directors and executive officers of the Managing General Partner is as follows:

                                 Information about Directors
     Name                          and Executive Officers

Marion F. Bass                      Director, President, Chief Executive
                                    Officer, and Treasurer of the Managing
                                    General Partner since 1977.  He is 56
                                    years old.

Robert J. Brietz                    Executive Vice President of the Managing
                                    General Partner since October, 1988.
                                    Director and Secretary of the Managing
                                    General Partner since March, 1989.
                                    Executive Vice President of Marion Bass
                                    Securities Corporation since November,
                                    1986.  Senior Vice President with
                                    Interstate Securities Corporation for the period from 1978 to October, 1986. He is 52 years old.

    The directors and executive officers of the Managing General Partner were elected to their current positions on March 27, 1989. Each officer and director holds office until his death, resignation, retirement, removal, disqualification, or his successor is elected and qualified.

    All of the executive officers and directors of the Managing General Partner serve in the same capacities with Marion Bass Securities Corporation, Marion Bass Construction Company, Marion Bass Properties, Inc., Marion Bass Equity Group, Inc. (collectively, the Marion Bass Group). Marion F. Bass is the sole shareholder of the Managing General Partner and the other corporations in the Marion Bass Group.

Item 11 - Executive Compensation.

    During the fiscal year ended December 31, 1995, the Registrant paid no compensation to the executive officers or directors of the Managing General Partner or to either of the General Partners. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to the General Partners and certain affiliates of the General Partners after December 31, 1995.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management.

    As of March 15, 1996 no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

    None of the directors and officers of the Managing General Partner owned any Units of the Registrant at March 15, 1996.


Item 13 - Certain Relationships and Related Transactions.

    The Registrant has and will engage in transactions with various corporations within the Marion Bass Group. Under the terms of the partnership agreement, the General Partners and their affiliates received fees and reimbursement of expenses from operations as follows:

                                        1995                1994                 1993
Management Fee of 5% of
gross revenues                          $70,287             $65,640              $60,960
Reimbursed maintenance
salaries                                 53,702              50,606               38,519
Reimbursed property
management salaries                      44,727              47,543               43,200
Other miscellaneous
reimbursements                            6,420               6,020                2,040
Total                                  $175,136            $169,809             $144,719


                             PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

    (a) Financial statements and schedules. See Index to Financial Statements included in Appendix A to this Form 10-K. All other schedules are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

    (b)  Exhibits.

         3(a) Copy of Certificate of Limited Partnership dated as of November 13, 1985, filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.


         3(b) Copy of Amended and Restated Limited Partnership Agreement dated as of July 10, 1986, filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(c) Copy of Amended and Restated Certificate of Limited Partnership, dated as of July 10, 1986, filed as Exhibit 3(c) to the Regis-trant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(d) Copy of Second Amended and Restated Certificate of Limited Partnership, dated as of July 31, 1986, filed as Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(e) Copy of Third Amended and Restated Certificate of Limited Partnership, dated as of August 29, 1986, filed as Exhibit 3(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(f) Copy of Fourth Amended and Restated Certificate Certificate of Limited Partnership, dated as of September 30, 1986, filed as
                Exhibit 3(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(g) Copy of Certificate of Domestic Limited Partnership, dated as of October 31, 1986, filed as Exhibit 3(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.


         10(a) Copy of Construction Agreement dated as of April 8, 1987, filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(b) Copy of Amended Construction Agreement dated as of July 15, 1987, filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(c) Copy of Loan Documents for Construction Loan by First Union National Bank of North Carolina, dated as of November 17, 1987, filed as Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(d) Copy of Loan Documents for Permanent Loan by The Variable Annuity Life Insurance Company, dated as of March 3, 1989, filed as Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

    (c) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 1996.

                             BASS REAL ESTATE FUND-II

                             By:  MARION BASS REAL ESTATE GROUP,
                                  INC., as Managing General Partner



                             By: /s/ Marion F. Bass
                                  Marion F. Bass, President

                             By:  MARION F. BASS, as Individual
                                  General Partner


                             By: /s/ Marion F. Bass
                                  Marion F. Bass

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                  Title                  Date


/s/ Marion F. Bass     Director, President and      March 29, 1996
Marion F. Bass         Treasurer of Marion Bass
                       Real Estate Group, Inc.
                       (Principal Executive
                       Officer)


/s/ Robert J. Brietz   Director, Executive Vice     March 29, 1996
Robert J. Brietz       President and Secretary
                       of Marion Bass Real
                       Estate Group, Inc.
                          (Principal Financial and
                          Accounting Officer)

                                   APPENDIX A

                            BASS REAL ESTATE FUND-II

                       FINANCIAL STATEMENTS AND SCHEDULES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993




                              C O N T E N T S


                                                           Page

FINANCIAL STATEMENTS:
    Report of Independent Public Accountants                 1

    Balance Sheets - December 31, 1995 and 1994              2

    Statements of Operations - For the Years ended
    December 31, 1995, 1994 and 1993                         3

    Statements of Changes in Partners'  Equity
    For the Years ended  December 31,
    1995, 1994 and 1993                                      4

    Statements of Cash Flows - For the Years ended
    December 31, 1995, 1994 and 1993                         5

    Notes to Financial Statements                            6-9


FINANCIAL STATEMENT SCHEDULES:

    Schedule III-Real Estate and Accumulated Depreciation -
    December 31, 1995                                         10

Report of Independent Public Accountants





To Bass Real Estate Fund-II:


We have audited the accompanying balance sheets of Bass Real Estate Fund-II (a North Carolina limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the managing general partner (see Note 4). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bass Real Estate Fund-II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Appendix A is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           Arthur Andersen LLP

Charlotte, North Carolina,
    February 16, 1996.

                                             Bass Real Estate Fund-II
                                              (a limited partnership)

                                    Balance Sheets -- December 31, 1995 and 1994






                                          Assets                                                      1995                     1994
Rental properties, at cost:
    Land                                                                                       $   930,002              $   930,002
    Buildings                                                                                    8,393,797                8,393,797
    Furnishings and fixtures                                                                       610,949                  610,949
                                                                                              ------------            -------------
                                                                                                 9,934,748                9,934,748
    Accumulated depreciation                                                                    (2,588,880)              (2,274,180)
                                                                                              ------------            -------------
                                                                                                 7,345,868                7,660,568
Cash and cash investments                                                                          223,210                  160,079
Restricted escrow deposits                                                                          39,183                   27,844
Deferred costs and other assets, net                                                                59,214                   63,897
                 Total assets                                                                 ------------            -------------
                        Liabilities and Partners' Equity                                       $ 7,667,475              $ 7,912,388
                                                                                               ===========              ============
Mortgage loan payable                                                                          $ 6,053,951              $ 6,103,361
Security deposits                                                                                   33,610                   23,277
Accrued liabilities                                                                                 15,720                   17,897
                 Total liabilities                                                                    --                       --
                                                                                                 6,103,281                6,144,535
Partners' equity:
    Limited partners' interest                                                                   1,548,420                1,750,042
    General partners' interest                                                                      15,774                   17,811
                 Total partners' equity                                                               --                       --
                                                                                                 1,564,194                1,767,853
                 Total liabilities and partners' equity                                        -----------              ------------
                                                                                               $ 7,667,475              $ 7,912,388
                                                                                               ===========              ============



                                  The accompanying notes to financial statements
                                   are an integral part of these balance sheets.

                                            Bass Real Estate Fund-II
                                             (a limited partnership)

                                            Statements of Operations
                            For the Years Ended December 31, 1995, 1994 and 1993











                                                                                   1995                  1994                  1993
Revenues:
    Rental income                                                           $ 1,364,926           $ 1,263,615           $ 1,177,316
    Interest income                                                               3,210                 2,471                 4,019
    Other operating income                                                       52,088                64,223                44,765
                                                                              1,420,224             1,330,309             1,226,100

Operating expenses:
    Fees and expenses to affiliates                                             175,136               169,809               144,719
    Property taxes and insurance                                                 78,556                74,478                80,581
    Utilities                                                                    68,486                63,910                58,022
    Repairs and maintenance                                                     170,087               163,599               135,692
    Advertising                                                                  18,555                21,422                31,023
    Depreciation and amortization                                               361,735               390,952               389,736
    Other                                                                        12,839                27,707                24,724
                                                                                885,394               911,877               864,497

Interest expense                                                                615,714               620,453               624,737
Other nonoperating expenses                                                      22,775                26,372                30,156
                 Total expenses                                               1,523,883             1,558,702             1,519,390

Net loss                                                                    $  (103,659)          $  (228,393)          $  (293,290)
Net loss allocated to general partners (1%)                                 $    (1,037)          $    (2,284)          $    (2,933)
Net loss allocated to limited partners (99%)                                $  (102,622)          $  (226,109)          $  (290,357)
Net loss per limited partnership unit                                       $    (10.33)          $    (22.75)          $    (29.22)




                                 The accompanying notes to financial statements
                                     are an integral part of these statements.

                                          Bass Real Estate Fund-II
                                           (a limited partnership)

                                  Statements of Changes in Partners' Equity
                            For the Years Ended December 31, 1995, 1994 and 1993






                                                                             Limited       General
                                                                            Partners      Partners        Total
Partners' equity, December 31, 1992                                          $2,316,008     $23,528      $2,339,536
    Net loss                                                                   (290,357)     (2,933)       (293,290)
Partners' equity, December 31, 1993                                       -------------  ---------    -------------
                                                                              2,025,651      20,595       2,046,246
    Net loss                                                                   (226,109)     (2,284)       (228,393)
    Cash distribution                                                           (49,500)       (500)        (50,000)
Partners' equity, December 31, 1994                                       -------------  ---------    -------------
                                                                              1,750,042      17,811       1,767,853
    Net loss                                                                   (102,622)     (1,037)       (103,659)
    Cash distribution                                                           (99,000)     (1,000)       (100,000)
Partners' equity, December 31, 1995                                        -------------  ---------    -------------
                                                                             $1,548,420     $15,774      $1,564,194
                                                                           =============   =========   =============


                                  The accompanying notes to financial statements
                                     are an integral part of these statements.

                                          Bass Real Estate Fund-II
                                           (a limited partnership)

                                          Statements of Cash Flows
                            For the Years Ended December 31, 1995, 1994 and 1993








                                                                              1995          1994          1993
Cash flows from operating activities:
    Net loss                                                                 $(103,659)    $(228,393)    $(293,290)
    Adjustments to reconcile net loss to net cash provided by operating activities-
          Depreciation and amortization                                        361,735       390,952       389,736
          Change in assets and other liabilities:
              Increase (decrease) in accrued and other liabilities
                                                                                 8,156       (60,926)         (406)
              (Increase) decrease in escrows and other assets, net
                                                                               (16,137)      (21,112)       13,602
                 Net cash provided by operating activities                     250,095        80,521       109,642
Cash flows from investing activities - Additions to rental properties
                                                                               (37,554)      (27,958)      (12,217)
Cash flows from financing activities:
    Repayment of mortgage loan                                                 (49,410)      (48,195)      (40,048)
    Distribution to partners                                                  (100,000)      (50,000)            0
                                                                          ------------  ------------  ------------
                 Net cash used in financing activities                        (149,410)      (98,195)      (40,048)
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and cash investments                            63,131       (45,632)       57,377
Cash and cash investments, beginning of year                                   160,079       205,711       148,334
Cash and cash investments, end of year                                    ------------  ------------  ------------
                                                                             $ 223,210     $ 160,079     $ 205,711
                                                                          ============  ============  ============



                                  The accompanying notes to financial statements
                                     are an integral part of these statements.

                                             Bass Real Estate Fund-II
                                              (a limited partnership)

                                           Notes to Financial Statements
                                         December 31, 1995, 1994 and 1993




1.  Organization and Summary of Significant Accounting Policies:


Bass Real Estate Fund-II (the Partnership) was organized to engage in the acquisition, development, operation, holding and disposition of income-producing residential and commercial properties. Limited partnership interests were sold at $500 per unit (9,938 units) for a total of $4,969,000.


Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the general partners. Upon the sale or refinance of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.


Cash Investments


For purposes of the statements of cash flows, the Partnership considers all unrestricted, highly liquid investments purchased with an original maturity of three months or less to be cash investments.


Rental Properties


Rental properties are carried at cost, which includes the initial land price as well as capitalized interest, property taxes and development costs (see Note 2).


Depreciation


The cost of rental properties is depreciated using the straight-line method over the following estimated useful lives:


Buildings                  30 years
Furnishings and fixtures   8 years


Deferred Costs


Expenses incurred in connection with obtaining financing have been capitalized as deferred costs and are being amortized over the term of the mortgage loan. Amortization of these costs is included in depreciation and amortization expense on the accompanying statements of operations.


Income Taxes


Under current income tax laws, income or loss of partnerships is included in the income tax returns of the partners. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the partnership qualification or in changes to partnership income or loss, the tax liability of the partners would be changed accordingly.


Adjustments are required to reflect the Partnership's accounts on the basis of accounting utilized for federal income tax reporting purposes. The significant items giving rise to the adjustments are differing lives and methods of depreciation and costs incurred in connection with raising of capital (syndication costs).


The reconciliation of net loss for the years ended December 31, 1995, 1994 and 1993, from a financial reporting basis to a tax basis, are as follows:


                                                                              1995          1994          1993
          Net loss - Financial reporting basis                               $(103,659)    $(228,393)    $(293,290)
          Book depreciation greater than tax depreciation
                                                                                 2,267        16,885         4,815
          Other                                                                   (739)       (7,874)        4,717
                                                                             ---------      --------      --------
          Net loss - Tax basis                                               $(102,131)    $(219,382)    $(283,758)
                                                                             ==========     ========      ========

Per Unit Amounts

Net loss per limited partnership unit was determined based on the average number of units outstanding during each year. The weighted average number of units outstanding was 9,938 for 1995, 1994 and 1993.


Use of Estimates in the Preparation of Financial Statements


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.


New Accounting Pronouncement


In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the Statement) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the Statement in 1996. Based on a preliminary review, the Company does not expect the adoption of the Statement to have a material effect on its financial position.

2.  Rental Property:


Rental property consists of a residential apartment complex - Sabal Point I. The complex, which was constructed by an affiliate of the general partners, is comprised of 202 rental units. The units were available for lease beginning June 1988. The 23.75 acres of land in Mecklenburg County, North Carolina, where the apartment complex is located, were purchased in December 1986 for $930,002 (including closing costs).


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



3.  Mortgage Loan Payable:


The mortgage loan payable is a 10-year note due April 1, 1999, with principal and interest at 10-1/8% payable monthly based upon a 30-year amortization period. The Sabal Point I complex is pledged as collateral for this mortgage. Under the mortgage agreement, the Partnership is required to fund certain reserves for insurance, property tax and capital improvement expenditures. These reserves are included in other assets on the accompanying balance sheets.


Future principal payments due on the mortgage loan are as follows:


                              1996              $    49,883
                              1997                   59,943
                              1998                   66,303
                              1999                5,877,822
                                                  =========

Cash paid for interest  was  $615,714,  $620,453 and $625,075 in 1995,  1994 and
1993, respectively.


4.  General Partners and Related-party Transactions:


The general partners of the Partnership are Marion F. Bass and Marion Bass Real Estate Group, Inc. (the managing general partner). The Partnership's rental properties are managed by Marion Bass Properties, Inc. Both Marion Bass Real Estate Group, Inc. and Marion Bass Properties, Inc. are wholly owned by Marion
F. Bass.

Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during 1995, 1994 and 1993 as follows:


                                                                                 1995         1994         1993
    Management fee of 5% of gross revenues                                       $  70,287    $  65,640    $  60,960
    Reimbursed maintenance salaries                                                 53,702       50,606       38,519
    Reimbursed property manager salaries                                            44,727       47,543       43,200
    Other miscellaneous reimbursements                                               6,420        6,020        2,040
                                                                                  --------    ---------    ---------
                                                                                  $175,136     $169,809    5,877,822
                                                                                  ========    =========    =========

The general partners and certain of their affiliates also perform,  without cost
to  the  Partnership,   day-to-day  investment,  management  and  administration
functions of the Partnership.


5.  Subsequent Event - Cash Distribution:


Subsequent to December 31, 1995, the managing general partner declared a cash distribution of $100,000 ($9.96 per limited partnership unit).

Appendix A

                            Bass Real Estate Fund-II
                             (a limited partnership)

            Schedule III -- Real Estate and Accumulated Depreciation
                                December 31, 1995


                                                                          Cost Capitalized
                                                    Initial Cost           Subsequent to
                                                     to Company             Acquisition
                                                                                      Carrying
Description                     Encumbrances            Land          Improvements     Costs
Sabal Point I, a residential
 apartment complex, Pineville,
 North Carolina                  $6,053,951           $930,002        $8,758,613       $246,133


                                Gross Amount at Which Carried at                                              Estimated
                                End of Period (Notes 1, 3 and 4)                                             Useful Lives
                                           Buildings                  Accumulated                              Buildings
                                              and                    Depreciation       Date       Date           and
                                 Land     Improvements    Total     (Notes 1 and 2)   Acquired   Completed    Improvements

Sabal Point I, a residential
 apartment complex, Pineville,
 North Carolina                  $930,002  $9,004,746   $9,934,748   $2,588,880        12/86        8/88          Note 2




Note 1:

                                                                   1995            1994             1993
     Real estate activity is summarized as follows-
         Balance at beginning of period                           $ 9,934,748     $ 9,925,298     $ 9,956,645
         Improvements                                                  37,554          27,958          12,217
         Disposals                                                    (37,554)        (18,508)        (43,564)
                      Balance at end of period                  -------------   --------------   -------------
                                                                  $ 9,934,748     $ 9,934,748     $ 9,925,298
                                                                ==============  ===============  =============
     Accumulated depreciation-
         Balance at beginning of period                           $(2,274,180)    $(1,911,218)    $(1,574,526)
         Depreciation expense                                        (352,254)       (381,470)       (380,256)
         Disposals                                                     37,554          18,508          43,564
                      Balance at end of period                -------------   --------------   -------------
                                                                  $(2,588,880)    $(2,274,180)    $(1,911,218)
                                                              ==============  ===============  ===============

Note 2:


    Depreciation computed using the following estimated useful lives-


         Buildings                                             30 years
         Furnishings and fixtures                               8 years

Note 3:

    Buildings and improvements include costs of furnishings and fixtures.

Note 4:

    Aggregate cost for federal income tax purposes, net of accumulated tax depreciation, is $7,130,474 at December 31, 1995.