Form 10-Q
period 1996-03-31
BASS REAL ESTATE FUND II
filed 1996-05-13
CIK 783992

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended..................................March 31, 1996

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to......................
Commission file number   0-16793


                            BASS REAL ESTATE FUND II
- ------------------------------------------------------------------------------
          (Exact name of partnership as specified in its charter)


          North Carolina                           56-1490907
- ------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


              4000 Park Road Charlotte, North Carolina 28209
- ------------------------------------------------------------------------------
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

BASS REAL ESTATE FUND II



                                      INDEX
                                     -------

                                                                         PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

              Condensed Balance Sheet
                 as of March 31, 1996
                 (Unaudited)                                               3

              Condensed Statement of Income
                 Three months ended
                 March 31, 1996 and 1995
                 (Unaudited)                                               4

              Statement of Partners' Equity                                5
                 (Unaudited)

              Condensed Statement of Cash Flows
                 Three months ended March 31, 1996 and 1995
                 (Unaudited)                                               6

               Notes to Condensed Financial
                 Statements (Unaudited)                                    7

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                9


PART II.  OTHER INFORMATION                                               10

SIGNATURES                                                                12

BASS REAL ESTATE FUND II


- ---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
- ---------------------------------------------------------------

                                                                   March 31,          December 31,
                                                                      1996                1995
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------
RENTAL PROPERTIES, at cost:
  Land                                                                   $930,002           $930,002
  Buildings                                                             8,393,797          8,393,797
  Furnishings and fixtures                                                612,545            610,949
  Accumulated depreciation                                             (2,677,230)        (2,588,880)
                                                               -------------------  -----------------
                                                                        7,259,114          7,345,868

CASH AND CASH INVESTMENTS                                                 292,475            223,210
RESTRICTED ESCROW DEPOSITS                                                 39,451             39,183
DEFERRED COSTS AND OTHER ASSETS, net                                       68,000             59,214
                                                               -------------------  -----------------
     Total assets                                                      $7,659,040         $7,667,475
                                                               ===================  =================


               LIABILITIES AND PARTNERS' EQUITY
            -------------------------------------

MORTGAGE LOAN PAYABLE                                                  $6,040,801         $6,053,951
SECURITY DEPOSITS                                                          29,860             33,610
ACCRUED LIABILITIES                                                        29,831             15,720
                                                               -------------------  -----------------
     Total liabilities                                                  6,100,492          6,103,281
                                                               -------------------  -----------------

PARTNERS' EQUITY:
  Limited partners' interest                                            1,542,830          1,548,420
  General partners' interest                                               15,718             15,774
                                                               -------------------  -----------------
     Total partners' equity                                             1,558,548          1,564,194
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $7,659,040         $7,667,475
                                                               ===================  =================













                               The accompanying notes are an integral
                                 part of the financial statements.

BASS REAL ESTATE FUND II


- ------------------------------------------------------------
               CONDENSED STATEMENT OF INCOME
- ------------------------------------------------------------
                        (Unaudited)


                                                                Three months       Three months
                                                                   ended              ended
                                                                 March 31,          March 31,
                                                                    1996               1995
                                                               ---------------    ---------------
REVENUE:
  Rental income                                                      $358,928           $330,170
  Interest income                                                       1,746                523
  Other operating income                                               11,572             12,188
                                                               ---------------    ---------------
                                                                      372,246            342,881
                                                               ---------------    ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                      43,169             46,631
  Property taxes and insurance                                         19,731             18,906
  Utilities                                                            22,124             19,465
  Repairs and maintenance                                              28,111             33,112
  Advertising                                                           5,345              7,074
  Depreciation and amortization                                        90,720             92,694
  Other                                                                    87                919
                                                               ---------------    ---------------
                                                                      209,287            218,801

INTEREST EXPENSE                                                      153,130            154,392
OTHER NONOPERATING EXPENSES                                            15,475             21,095
                                                               ---------------    ---------------
    Total expenses                                                    377,892            394,288
                                                               ---------------    ---------------
NET LOSS                                                              ($5,646)          ($51,407)
                                                               ===============    ===============

NET LOSS ALLOCATED TO GENERAL PARTNERS                                   ($56)             ($514)
                                                               ===============    ===============

NET LOSS ALLOCATED TO LIMITED PARTNERS                                ($5,590)          ($50,893)
                                                               ===============    ===============

NET LOSS PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (9,938)                               ($0.56)            ($5.12)
                                                               ===============    ===============












                             The accompanying notes are an integral
                               part of the financial statements.

BASS REAL ESTATE FUND II


- ---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY
- ---------------------------------------------------
                   (Unaudited)

                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------
Balance, January 1, 1996                                $1,548,420           $15,774      $1,564,194
Net loss                                                    (5,590)              (56)         (5,646)
                                                   ----------------  ----------------  --------------
Balance, March 31, 1996                                 $1,542,830           $15,718      $1,558,548
                                                   ================  ================  ==============




                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------
Balance, January 1, 1995                                $1,750,042           $17,811      $1,767,853
Distribution to partners                                   (99,000)           (1,000)      ($100,000)
Net loss                                                   (50,893)             (514)        (51,407)
                                                   ----------------  ----------------  --------------
Balance, March 31, 1995                                 $1,600,149           $16,297      $1,616,446
                                                   ================  ================  ==============























                               The accompanying notes are an integral
                                  part of the financial statements.

BASS REAL ESTATE FUND II


- ---------------------------------------------------------------
              CONDENSED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------
                         (Unaudited)

                                                                  Three months        Three months
                                                                     ended                ended
                                                                   March 31,            March 31,
                                                                      1996                1995
                                                               -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               ($5,646)           ($51,407)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities-
     Depreciation and amortization                                         90,720              92,694
     Change in assets and liabilities:
       Increase in accrued and other liabilities                           14,111              14,478
       Increase in escrows and other assets, net                          (15,174)            (18,750)
                                                               -------------------  ------------------

          Net cash provided by operating activities                        84,011              37,015
                                                               -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                         (1,596)             (8,206)
                                                               -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage loan payable to bank                             (13,150)            (11,889)
    Distribution to partners                                                    0            (100,000)
                                                               -------------------  ------------------

          Net cash used in financing activities                           (13,150)           (111,889)
                                                               -------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH INVESTMENTS                                                       69,265             (83,080)
CASH AND CASH INVESTMENTS, beginning of year                              223,210             160,079
                                                               -------------------  ------------------
CASH AND CASH INVESTMENTS, March 31                                      $292,475             $76,999
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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995, and cash flow for the three months ended March 31, 1996 and 1995.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the three-month period ending March 31, 1996 as follows:

BASS REAL ESTATE FUND II


              Management fee of 5% of gross revenues                    $18,702
              Reimbursed maintenance salaries and benefits               11,437
              Reimbursed  property manager salaries and benefits         13,030
                                                                        $43,169

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

     The general partners are entitled to receive 1% of all items of partnership income, gain, loss, deduction, credit and net cash flow from operations. Therefore, during the second quarter of 1996 the General Partners received a cash distribution of $1,000 that represented excess cash reserves and net cash flow from operations for the period January 1, 1995 through December 31, 1995.

BASS REAL ESTATE FUND II

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At March 31, 1996, partners' equity was $1,558,548 or 20% of total assets and cash and cash reserves amounted to $292,475. The Partnership had accrued liabilities of $29,831 that consisted of 1996 property taxes of $16,689, management fees due to an affiliate of $6,150, trade accounts payable of $5,275 and tenant prepaid rent of $1,717.

     Net cash provided by operating activities totaled $84,011 for the three months ended March 31, 1996. This is compared to net cash provided by operating activities of $37,015 for the corresponding period in 1995. The Partnership had a 10 1/8% mortgage note in the amount of $6,040,801 outstanding at March 31, 1996. Principal payments of $13,150 were made during the three month period ended March 31, 1996 on the amortizing mortgage note.

     The 1996 operating plan and budget projects net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $260,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the three months ended March 31, 1996, actual average economic occupancy was 97% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $70,328. Rents have been increased 5% over rates charged in 1995 to offset any normal increase in operating expenses. Capital expenditures of $36,000 are budgeted and include selected carpet and vinyl replacements. As of March 31, 1996, actual capital expenditures and additions to rental property totaled $13,225. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1995 operational net cash flow were distributed to partners in April 1996. The next available distribution to partners is scheduled for the first quarter of 1997 and the amount is dependent upon 1996 operating results.

Results of Operations

     The   following   discussion   relates to the  Partnership's  operation  of
Sabal Point for the three months ended March 31, 1996 and 1995.

     Results of operations for the three months ended March 31, 1996 reflect an average economic occupancy of 97% compared to 95% for the corresponding period in 1995. A first quarter comparison of 1996 and 1995 reflects higher rental income of $28,758 during 1996 due to rents being increased 5% over rates charged in 1995. Other operating income was lower by $616. Overall, total income for the first quarter ended March 31, 1996 was $29,365 higher than the corresponding period in 1995.

     Operating expenses were $209,287 for the three months ended March 31, 1996, compared to $218,801 for the corresponding period in 1995 which reflects a variance of $9,514. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were lower by $3,462. Utilities were higher by $2,659 due to resident usage. Repairs and maintenance were $5,001 lower due to reduced turnkey costs (costs associated with leasing rental units).

     After  interest  expense  of  $153,130  and  other  nonoperating   expenses
(partnership expenses and nonrecurring replacement costs) of $15,475, partnership operations recognized a net loss of $5,646 for the three months ended March 31, 1996. This is compared to a net loss of $51,407 for the corresponding period in 1995.

BASS REAL ESTATE FUND II
                           PART II. OTHER INFORMATION

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

             3(d) Copy of Second  Amended and  Restated  Certificate  of Limited
                  Partnership, dated as of July 31, 1986, files as Exhibit 3(d) to the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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

BASS REAL ESTATE FUND II


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


BASS REAL ESTATE FUND II

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: May 10, 1996

    By:   Robert J. Brietz, Executive Vice President

    Date: May 10, 1996