Form 10-Q
period 1996-06-30
BASS REAL ESTATE FUND II
filed 1996-08-13
CIK 783992

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................................June 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........................to................
Commission file number   0-16793


                            BASS REAL ESTATE FUND II
- --------------------------------------------------------------------------------
             (Exact name of partnership as specified in its charter)


          North Carolina                                56-1490907
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                 4000 Park Road Charlotte, North Carolina 28209
- --------------------------------------------------------------------------------
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

              Condensed Balance Sheet
                 as of June 30, 1996
                 (Unaudited)                                               3

              Condensed Statement of Income
                 Three months and six months ended
                 June 30, 1996 and 1995
                 (Unaudited)                                               4

              Statement of Partners' Equity                                5
                 (Unaudited)

              Condensed Statement of Cash Flows
                 Six months ended June 30, 1996 and 1995
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

BASS REAL ESTATE FUND II


- ---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
- ---------------------------------------------------------------



                                                                    June 30,          December 31,
                                                                      1996                1995
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------

RENTAL PROPERTIES, at cost:
  Land                                                                   $930,002           $930,002
  Buildings                                                             8,393,797          8,393,797
  Furnishings and fixtures                                                619,506            610,949
  Accumulated depreciation                                             (2,764,230)        (2,588,880)
                                                               -------------------  -----------------
                                                                        7,179,075          7,345,868

CASH AND CASH INVESTMENTS                                                 254,384            223,210
RESTRICTED ESCROW DEPOSITS                                                 30,758             39,183
DEFERRED COSTS AND OTHER ASSETS, net                                       92,234             59,214
                                                               -------------------  -----------------
     Total assets                                                      $7,556,451         $7,667,475
                                                               ===================  =================


   LIABILITIES AND PARTNERS' EQUITY
- -------------------------------------

MORTGAGE LOAN PAYABLE                                                  $6,027,314         $6,053,951
SECURITY DEPOSITS                                                          27,941             33,610
ACCRUED LIABILITIES                                                        45,671             15,720
                                                               -------------------  -----------------
     Total liabilities                                                  6,100,926          6,103,281
                                                               -------------------  -----------------

PARTNERS' EQUITY:
  Limited partners' interest                                            1,440,838          1,548,420
  General partners' interest                                               14,687             15,774
                                                               -------------------  -----------------
     Total partners' equity                                             1,455,525          1,564,194
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $7,556,451         $7,667,475
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


                                                             Three months       Six Months      Three months      Six Months
                                                                 ended            ended            ended            ended
                                                               June 30,          June 30,         June 30,         June 30,
                                                                 1996              1996             1995             1995
                                                            ----------------  ---------------  ---------------  ---------------

REVENUE:
  Rental income                                                    $362,261         $721,189         $336,337         $666,507
  Interest income                                                     2,665            4,411              523            1,046
  Other operating income                                             15,706           27,278            7,889           20,077
                                                            ----------------  ---------------  ---------------  ---------------
                                                                    380,632          752,878          344,749          687,630
                                                            ----------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                    43,990           87,159           42,738           89,369
  Property taxes and insurance                                       19,731           39,462           18,905           37,811
  Utilities                                                          19,441           41,565           18,474           37,939
  Repairs and maintenance                                            33,872           61,983           33,313           66,425
  Advertising                                                         5,828           11,173            5,925           12,999
  Depreciation and amortization                                      89,370          180,090           64,392          157,086
  Other                                                               3,362            3,449            1,441            2,360
                                                            ----------------  ---------------  ---------------  ---------------
                                                                    215,594          424,881          185,188          403,989

INTEREST EXPENSE                                                    152,795          305,925          154,088          308,480
OTHER NONOPERATING EXPENSES                                          15,266           30,741           16,504           37,599
                                                            ----------------  ---------------  ---------------  ---------------
    Total expenses                                                  383,655          761,547          355,780          750,068
                                                            ----------------  ---------------  ---------------  ---------------
NET LOSS                                                            ($3,023)         ($8,669)        ($11,031)        ($62,438)
                                                            ================  ===============  ===============  ===============

NET LOSS ALLOCATED TO GENERAL PARTNERS                                 ($30)            ($87)           ($110)           ($624)
                                                            ================  ===============  ===============  ===============

NET LOSS ALLOCATED TO LIMITED PARTNERS                              ($2,993)         ($8,582)        ($10,921)        ($61,814)
                                                            ================  ===============  ===============  ===============

NET LOSS PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (9,938)                             ($0.30)          ($0.86)          ($1.10)          ($6.22)
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

BASS REAL ESTATE FUND II


- ---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY
- ---------------------------------------------------
                   (Unaudited)

                              Limited           General
                             Partners          Partners           Total
                            --------------  ----------------  --------------

Balance, January 1, 1996       $1,548,420           $15,774      $1,564,194
Distribution to partners          (99,000)           (1,000)       (100,000)
Net loss                           (8,582)              (87)         (8,669)
                            --------------  ----------------  --------------
Balance, June 30, 1996         $1,440,838           $14,687      $1,455,525
                            ==============  ================  ==============





                              Limited           General
                             Partners          Partners           Total
                            --------------  ----------------  --------------

Balance, January 1, 1995       $1,750,042           $17,811      $1,767,853
Distribution to partners          (99,000)           (1,000)      ($100,000)
Net loss                          (61,814)             (624)        (62,438)
                            --------------  ----------------  --------------
Balance, June 30, 1995         $1,589,228           $16,187      $1,605,415
                            ==============  ================  ==============







                     The accompanying notes are an integral
                        part of the financial statements.

BASS REAL ESTATE FUND II


- ---------------------------------------------------------------
              CONDENSED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------
                         (Unaudited)

                                                                   Six Months          Six Months
                                                                     ended                ended
                                                                    June 30,            June 30,
                                                                      1996                1995
                                                               -------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               ($8,669)           ($62,438)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities-
     Depreciation and amortization                                        180,090             157,086
     Change in assets and liabilities:
       Increase in accrued and other liabilities                           29,951              31,223
       Increase in escrows and other assets, net                          (35,004)            (29,051)
                                                               -------------------  ------------------

          Net cash provided by operating activities                       166,368              96,820
                                                               -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                         (8,557)            (10,410)
                                                               -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage loan payable to bank                             (26,637)            (24,082)
    Distribution to partners                                             (100,000)           (100,000)
                                                               -------------------  ------------------

          Net cash used in financing activities                          (126,637)           (124,082)
                                                               -------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH INVESTMENTS                                                       31,174             (37,672)
CASH AND CASH INVESTMENTS, beginning of year                              223,210             160,079
                                                               -------------------  ------------------
CASH AND CASH INVESTMENTS, June 30                                       $254,384            $122,407
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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1996, results of operations for the three months and six months ended June 30, 1996 and 1995, and cash flow for the six months ended June 30, 1996 and 1995.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the six-month period ending June 30, 1996 as follows:

BASS REAL ESTATE FUND II

         Management fee of 5% of gross revenues                    $37,469
         Reimbursed maintenance salaries and benefits               24,127
         Reimbursed  property manager salaries and benefits         25,563
                                                                   $87,159

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

BASS REAL ESTATE FUND II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, partners' equity was $1,455,525 or 19% of total assets and cash and cash reserves amounted to $254,384. The Partnership had accrued liabilities of $45,671 that consisted of 1996 property taxes of $33,378, management fees due to an affiliate of $6,299, trade accounts payable of $3,746 and tenant prepaid rent of $2,248.

     Net cash provided by operating activities totaled $166,368 for the six months ended June 30, 1996. This is compared to net cash provided by operating activities of $96,820 for the corresponding period in 1995. The Partnership had a 10 1/8% mortgage note in the amount of $6,027,314 outstanding at June 30, 1996. Principal payments of $26,637 were made during the six month period ended June 30, 1996 on the amortizing mortgage note.

     The 1996 operating plan and budget projects net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $260,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the six months ended June 30, 1996, actual average economic occupancy was 98% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $136,227. Rents have been increased 5% over rates charged in 1995 to offset any normal increase in operating expenses. Capital expenditures of $36,000 are budgeted and include selected carpet and vinyl replacements. As of June 30, 1996, actual capital expenditures and additions to rental property totaled $26,525. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1995 operational net cash flow were distributed to partners in April 1996. The next available distribution to partners is scheduled for the first quarter of 1997 and the amount is dependent upon 1996 operating results.

RESULTS OF OPERATIONS

     The following discussion relates to the Partnership's operation of Sabal Point for the three months and six months ended June 30, 1996 and 1995.

     Results of operations for the three months ended June 30, 1996 reflect an average economic occupancy of 97% compared to 95% for the corresponding period in 1995. A second quarter comparison of 1996 and 1995 reflects higher rental income of $25,924 during 1996 due to rents being increased 5% over rates charged in 1995. Other operating income increased $7,817. Overall, total income for the second quarter ended June 30, 1996 was $35,883 higher than the corresponding period in 1995.

     Operating expenses were $215,594 for the three months ended June 30, 1996, compared to $185,188 for the corresponding period in 1995 which reflects a variance of $30,406. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $1,252. Property taxes and insurance were higher by $826 due to rate increases. Utilities were higher by $967 due to resident usage. Depreciation and amortization were higher by $24,978. An adjustment to depreciation was recorded in the second quarter of 1995 which reflected a reduction of $28,302.

     After interest expense of $152,795 and other nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $15,266, partnership operations recognized a net loss of $3,023 for the three months ended June 30, 1996. This is compared to a net loss of $11,031 for the corresponding period in 1995.

BASS REAL ESTATE FUND II

     Overall the Partnership recognized a net increase in total revenues of $65,248 (due to rents being increased 5% over rates charged in 1995) and a net increase in total operating expenses of $20,892 (due mainly to a 1995 adjustment of $28,302 which decreased depreciation and amortization) for the six months ended June 30, 1996 compared to the corresponding period in 1995. After interest expense of $305,925 and other operating expenses of $30,741 (partnership expenses and nonrecurring replacement costs) the Partnership had a net loss of $8,669 for the six months ended June 30, 1996. This is compared to a net loss of $62,438 for the corresponding period in 1995.


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

BASS REAL ESTATE FUND II

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


BASS REAL ESTATE FUND II

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: August 1, 1996

    By:   Robert J. Brietz, Executive Vice President

    Date: August 1, 1996