Form 10-Q
period 1996-09-30
BASS REAL ESTATE FUND II
filed 1996-11-14
CIK 783992

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...............................September 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to......................
Commission file number   0-16793


                            BASS REAL ESTATE FUND II
-------------------------------------------------------------------------------
             (Exact name of partnership as specified in its charter)


          North Carolina                                         56-1490907
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification No.)


      4000 Park Road                Charlotte, North Carolina            28209
-------------------------------------------------------------------------------
         (Address of principal executive office)                     (Zip Code)


Partnership's telephone number, including area code:  (704) 523-9407
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

              Condensed Balance Sheet
                 as of September 30, 1996
                 (Unaudited)                                                              3

              Condensed Statement of Income Three months and nine months ended
                 September 30, 1996 and 1995
                 (Unaudited)                                                              4

              Statement of Partners' Equity                                               5
                 (Unaudited)

              Condensed Statement of Cash Flows
                 Nine months ended September 30, 1996 and 1995
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




BASS REAL ESTATE FUND II


---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
---------------------------------------------------------------




                                                                 September 30,        December 31,
                                                                      1996                1995
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------



RENTAL PROPERTIES, at cost:
  Land                                                                   $930,002           $930,002
  Buildings                                                             8,395,647          8,393,797
  Furnishings and fixtures                                                625,487            610,949
  Accumulated depreciation                                             (2,851,230)        (2,588,880)
                                                               -------------------  -----------------
                                                                        7,099,906          7,345,868

CASH AND CASH INVESTMENTS                                                 321,633            223,210
RESTRICTED ESCROW DEPOSITS                                                 28,055             39,183
DEFERRED COSTS AND OTHER ASSETS, net                                      120,549             59,214
                                                               -------------------  -----------------
     Total assets                                                      $7,570,143         $7,667,475
                                                               ===================  =================


               LIABILITIES AND PARTNERS' EQUITY
            -------------------------------------

MORTGAGE LOAN PAYABLE                                                  $6,013,484         $6,053,951
SECURITY DEPOSITS                                                          22,194             33,610
ACCRUED LIABILITIES                                                        63,969             15,720
                                                               -------------------  -----------------
     Total liabilities                                                  6,099,647          6,103,281
                                                               -------------------  -----------------

PARTNERS' EQUITY:
  Limited partners' interest                                            1,455,659          1,548,420
  General partners' interest                                               14,837             15,774
                                                               -------------------  -----------------
     Total partners' equity                                             1,470,496          1,564,194
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $7,570,143         $7,667,475
                                                               ===================  =================














                 The accompanying notes are an integral part of
                            the financial statements.

BASS REAL ESTATE FUND II


-------------------------------------------------------------------------
                      CONDENSED STATEMENT OF INCOME
-------------------------------------------------------------------------
                               (Unaudited)

                                                                Three months      Nine Months      Three months     Nine Months
                                                                   ended             ended            ended            ended
                                                                 September 30,     September 30,    September 30,    September 30,
                                                                    1996              1996             1995             1995
                                                                 ---------------   ---------------  ---------------  ---------------

REVENUE:
  Rental income                                                       $370,051        $1,091,240         $343,753       $1,010,260
  Interest income                                                        3,538             7,949              907            1,953
  Other operating income                                                15,256            42,534           12,751           32,828
                                                                ---------------   ---------------  ---------------  ---------------
                                                                       388,845         1,141,723          357,411        1,045,041
                                                                ---------------   ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                       43,647           130,806           42,494          131,863
  Property taxes and insurance                                          19,731            59,193           18,906           56,717
  Utilities                                                             22,179            63,744           21,089           59,028
  Repairs and maintenance                                               32,115            94,098           33,007           99,432
  Advertising                                                            5,145            16,318            5,726           18,725
  Depreciation and amortization                                         89,370           269,460           91,410          248,496
  Other                                                                    664             4,113            2,339            4,699
                                                                ---------------   ---------------  ---------------  ---------------
                                                                       212,851           637,732          214,971          618,960

INTEREST EXPENSE                                                       152,450           458,375          153,776          462,256
OTHER NONOPERATING EXPENSES                                              8,573            39,314            8,113           45,712
                                                               ---------------   ---------------  ---------------  ---------------
    Total expenses                                                     373,874         1,135,421          376,860        1,126,928
                                                               ---------------   ---------------  ---------------  ---------------
NET INCOME (LOSS)                                                      $14,971            $6,302         ($19,449)        ($81,887)
                                                               ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                           $150               $63            ($194)           ($819)
                                                               ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                        $14,821            $6,239         ($19,255)        ($81,068)
                                                               ===============   ===============  ===============  ===============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,
  based on number of units outstanding (9,938)                           $1.49             $0.63           ($1.94)          ($8.16)
                                                                ===============   ===============  ===============  ===============













                     The accompanying notes are an integral
                        part of the financial statements.

BASS REAL ESTATE FUND II


---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY
---------------------------------------------------
                   (Unaudited)


                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------



Balance, January 1, 1996                                $1,548,420           $15,774      $1,564,194
Distribution to partners                                   (99,000)           (1,000)       (100,000)
Net income                                                   6,239                63           6,302
                                                   ----------------  ----------------  --------------
Balance, September 30, 1996                             $1,455,659           $14,837      $1,470,496
                                                   ================  ================  ==============





                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1995                                $1,750,042           $17,811      $1,767,853
Distribution to partners                                   (99,000)           (1,000)      ($100,000)
Net loss                                                   (81,068)             (819)        (81,887)
                                                   ----------------  ----------------  --------------
Balance, September 30, 1995                             $1,569,974           $15,992      $1,585,966
                                                   ================  ================  ==============





                 The accompanying notes are an integral part of
                            the financial statements.

BASS REAL ESTATE FUND II


---------------------------------------------------------------
              CONDENSED STATEMENT OF CASH FLOWS
---------------------------------------------------------------
                         (Unaudited)


                                                                  Nine Months          Nine Months
                                                                     ended                ended
                                                                 September 30,        September 30,
                                                                      1996                1995
                                                               -------------------  ------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $6,302            ($81,887)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
     Depreciation and amortization                                        269,460             248,496
     Change in assets and liabilities:
       Increase in accrued and other liabilities                           48,249              44,670
       Increase in escrows and other assets, net                          (68,733)            (49,219)
                                                               -------------------  ------------------

          Net cash provided by operating activities                       255,278             162,060
                                                               -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                        (16,388)            (20,615)
                                                               -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage loan payable to bank                             (40,467)            (36,586)
    Distribution to partners                                             (100,000)           (100,000)
                                                               -------------------  ------------------

          Net cash used in financing activities                          (140,467)           (136,586)
                                                               -------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH INVESTMENTS                                                       98,423               4,859
CASH AND CASH INVESTMENTS, beginning of year                              223,210             160,079
                                                               -------------------  ------------------
CASH AND CASH INVESTMENTS, September 30                                  $321,633            $164,938
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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1996, results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flow for the nine months ended September 30, 1996 and 1995.

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

4.  GENERAL PARTNERS AND RELATED PARTY TRANSACTIONS

     The general partners are Marion F. Bass (The Individual General Partner) and Marion Bass Real Estate Group, Inc., (The Managing General Partner). The rental property is managed by Marion Bass Properties, Inc., which is wholly owned by Marion F. Bass.

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the nine-month period ending September 30, 1996 as follows:

BASS REAL ESTATE FUND II


            Management fee of 5% of gross revenues                    $56,504
            Reimbursed maintenance salaries and benefits               36,595
            Reimbursed  property manager salaries and benefits         37,707
                                                                     $130,806

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

BASS REAL ESTATE FUND II


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At September 30, 1996, partners' equity was $1,470,496 or 19% of total assets and cash and cash reserves amounted to $321,633. The Partnership had accrued liabilities of $63,969 that consisted of 1996 property taxes of $50,067, management fees due to an affiliate of $6,281, trade accounts payable of $4,050 and tenant prepaid rent of $3,571.

     Net cash provided by operating activities totaled $255,278 for the nine months ended September 30, 1996. This is compared to net cash provided by operating activities of $162,060 for the corresponding period in 1995. The Partnership had a 10 1/8% mortgage note in the amount of $6,013,484 outstanding at September 30, 1996. Principal payments of $40,467 were made during the nine month period ended September 30, 1996 on the amortizing mortgage note.

     The 1996 operating plan and budget projects net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $260,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the nine months ended September 30, 1996, actual average economic occupancy was 98% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $218,907. Rents have been increased 5% over rates charged in 1995 to offset any normal increase in operating expenses. Capital expenditures of $36,000 are budgeted and include selected carpet and vinyl replacements. As of September 30, 1996, actual capital expenditures and additions to rental property totaled $38,156. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, rebuild cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1995 operational net cash flow were distributed to partners in April 1996. The next available distribution to partners is scheduled for the first quarter of 1997 and the amount is dependent upon 1996 operating results.

Results of Operations

     The following discussion relates to the Partnership's operation of Sabal Point for the three months and nine months ended September 30, 1996 and 1995.

     Results of operations for the three months ended September 30, 1996 reflect an average economic occupancy of 98% compared to 95% for the corresponding period in 1995. A third quarter comparison of 1996 and 1995 reflects higher rental income of $26,298 during 1996 due to rents being increased 5% over rates charged in 1995. Other operating income increased $2,505. Overall, total income for the third quarter ended September 30, 1996 was $31,434 higher than the corresponding period in 1995.

     Operating expenses were $212,851 for the three months ended September 30, 1996, compared to $214,971 for the corresponding period in 1995 which reflects a variance of $2,120. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $1,153. Property taxes and insurance were higher by $825 due to rate increases. Utilities were higher by $1,090 due to resident usage.

     After interest expense of $152,450 and other nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $8,573, partnership operations recognized a net income of $14,971 for the three months ended September 30, 1996. This is compared to a net loss of $19,449 for the corresponding period in 1995.

BASS REAL ESTATE FUND II


     Overall the Partnership recognized a net increase in total revenues of $96,682 (due to rents being increased 5% over rates charged in 1995) and a net increase in total operating expenses of $18,772 (due mainly to a 1995 adjustment of $28,302 which decreased depreciation and amortization) for the nine months ended September 30, 1996 compared to the corresponding period in 1995. After interest expense of $458,375 and other operating expenses of $39,314 (partnership expenses and nonrecurring replacement costs) the Partnership had a net income of $6,302 for the nine months ended September 30, 1996. This is compared to a net loss of $81,887 for the corresponding period in 1995.


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

BASS REAL ESTATE FUND II



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


BASS REAL ESTATE FUND II

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: November 1, 1996

    By:   Robert J. Brietz, Executive Vice President

Date:     November 1, 1996