Form 10-K
period 1996-12-31
BASS REAL ESTATE FUND II
filed 1997-03-31
CIK 783992

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549
(Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

         Cash at December 31, 1996, totalled $384,539. As of March 27, 1997, a distribution has not been declared for the operational year of 1996. If the remaining cash and other available cash flow are insufficient to cover expenses, then the Registrant will have to obtain additional funds through borrowings or refinancings.

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

         The Registrant's property adjoins apartment complexes owned by Bass Real Estate Fund-III and Bass Income Plus Fund. In order to achieve greater economies of scale, Marion Bass Properties, Inc., the property manager for the Registrant and the other owners, has combined the management and leasing operations for all of the adjoining complexes. Under this arrangement, the expenses are allocated on a per unit basis except for those costs that can be directly attributed to a single complex. When leasing units, the property manager shows available units in different complexes and the tenant chooses the unit that he desires. The occupancy on December 31, 1996 for Sabal Point I was 95% and the adjoining complexes were 98% and 91%.

    As of December 31, 1996, the Registrant did not directly employ any persons in a full-time position. Certain employees of the

Managing General Partner and affiliates performed services for the Registrant during the year.


Item 2 - Properties.

    The Registrant completed construction in August, 1988 of a 202 unit apartment community consisting of 2 two-story apartment buildings, 7 three-story apartment buildings and 1 clubhouse building located on a 23.75 acre tract of land in suburban Mecklenburg County, North Carolina formerly known as Sabal Point, now known as Sabal Point I. MBCC, an affiliate of the General Partner, constructed the property for a fixed sum of $8,113,850. Amenities include clubhouse, swimming pool, tennis court, racquetball court, fitness room and laundry facilities. At December 31, 1996, 95% of the apartment units were occupied. The types of units and monthly rentals are described below:

===================================================================================================================================
    Units                 Description             Size (sq. ft.)           12/31/96           12/31/95           12/31/94
                                                                            Rental             Rental             Rental
-----------------------------------------------------------------------------------------------------------------------------------
   60                 one bedroom                      760              $   560-580         $  540-560         $  500-520
-----------------------------------------------------------------------------------------------------------------------------------
  111                 two bedroom                    1,010                  670-690            650-670            600-620
-----------------------------------------------------------------------------------------------------------------------------------
   25                three bedroom                   1,203                    780                  750                730
-----------------------------------------------------------------------------------------------------------------------------------
  202                                              192,345               $  132,350         $  127,735         $  118,650
===================================================================================================================================


The apartment community is managed by Marion Bass Properties, Inc., an affiliate of the General Partner.

Item 3 - Legal Proceedings.

    No material legal proceedings were initiated or terminated during the fiscal year covered by this report.

Item 4 - Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the holders of Units during the fourth quarter of the fiscal year ended December 31, 1996.

Item 5 - Market for Registrant's Units and Related Matters.

    Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no subsequent sales of Units during the past two years. As of December 31, 1996, 577 persons were holders of 9,938 units.

    The Registrant intends to make distributions of net cash flow from operations semi-annually, provided cash reserves are at appropriate levels. A summary of cash distributions follows:


                                        Total Amount    Average
     Date             Period            Distributed(1)  Per Unit

    2-10-89  7-1-88 through 12-31-88      $ 50,000        $ 4.98
    8-4-89   1-1-89 through 6-30-89         50,000          4.98
    2-7-90   7-1-89 through 12-31-89        75,000          7.47
    7-23-90  1-1-90 through 6-30-90         50,000          4.98
    2-6-91   7-1-90 through 12-31-90        50,000          4.98
    2-24-94  1-1-93 through 12-31-93        50,000          4.98
    1-15-95  1-1-94 through 12-31-94       100,000          9.96
    4-1-96   1-1-95 through 12-31-95       100,000          9.96
-----------------

    (1) Includes amounts distributed to General Partners under Registrant's partnership agreement.


Item 6 - Selected Financial Data.

==================================================================================================================================
                         Year Ended           Year Ended            Year Ended           Year Ended            Year Ended
                          12/31/96             12/31/95              12/31/94             12/31/93              12/31/92
----------------------------------------------------------------------------------------------------------------------------------
Revenues             $ 1,523,174           $ 1,420,224           $ 1,330,309           $ 1,226,100           $ 1,150,343
----------------------------------------------------------------------------------------------------------------------------------
Net Income                34,995
(loss)                                        (103,659)            ( 228,393)            ( 293,290)            ( 396,575)
----------------------------------------------------------------------------------------------------------------------------------
Per Unit                    3.49              (  10.33)            (   22.75)            (   29.22)            (   39.51)
----------------------------------------------------------------------------------------------------------------------------------
Total Assets           7,535,102             7,667,475             7,912,388             8,299,902             8,633,646
----------------------------------------------------------------------------------------------------------------------------------
Mortgage Loan
Payable                5,999,300             6,053,951             6,103,361             6,151,556             6,191,604
----------------------------------------------------------------------------------------------------------------------------------
Cash
Distributions
per Unit                    9.96                  9.96                  4.98                  0.00                  0.00
==================================================================================================================================


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

Liquidity and Capital Resources.

         At December 31, 1996, partners' equity was $1,499,189 or 20% of total assets and liquid assets amounted to $384,539. The increase in cash of $161,329 was due to a net cash flow from operations of $347,754 less capital replacements of $31,774, mortgage debt reduction of $54,651 and a distribution to partners of $100,000. The Registrant had accrued liabilities of $17,208 which consisted of management fees due to an affiliate of $6,255, trade account payables of $7,576 and tenant prepaid rent of $3,377.

         Net cash flow (deficit) from operations before property additions, payments on mortgage principal, and distributions to partners totaled $347,754 in 1996, $250,095 in 1995, and $80,521 in 1994. The Registrant had a 10.125%
amortizing mortgage note in the amount of $5,999,300 outstanding at December 31, 1996. Principal payments of $54,651, $49,410 and $48,195 were made in 1996, 1995 and 1994, respectively.

         During 1996 the Charlotte market continued to witness increased activity in the construction of multi-family residential apartment complexes. With the addition of these new units, some properties have begun offering rental concessions or other discounts to obtain tenants. Should this trend affect the Registrant's operations during 1997, then certain marketing strategies will be implemented in order to minimize any potential reduction in occupancy.

         The 1997 operating plan and budget projects cash flow from Registrant activities (which includes operating, investing, financing) of $290,000. The projected occupancy rate for 1997 is 95%. As of March 15, 1997, the occupancy rate was 94%. Capital replacements of $49,000 are budgeted and an additional $16,000 in

Registrant expenses is expected. Rents have been increased 3% over rates charged in 1996 to offset any normal increase in operating expenses. Based upon these estimates, it is anticipated that cash flow from operations will be sufficient to meet cash needs and build cash reserves.

Results of Operations.

         The results from operations for the year 1996 reflect an increase in total revenues of $102,950 due to maintaining an average occupancy of 96% and increasing rents an average of 3%. Rental income was $1,456,491 in 1996 compared to $1,364,926 in 1995, a difference of $91,565. Other operating income was $54,839 in 1996 compared to $52,088 in 1995, reflecting a increase of $2,751. Operating expenses (excluding depreciation and amortization) increased $13,708. Utilities increased $5,384 due mainly to higher utility rates and resident usage. Repairs and maintenance decreased $14,411 due to incurring fewer noncapitalized replacement costs.

         After interest expense of $610,473 and other nonoperating expenses of $29,212 the Registrant realized net income of $34,995. This is compared to net losses of $103,659 and $228,393 in 1995 and 1994, respectively. Before recognizing the expense of depreciation and amortization, the 1996 operating plan and budget had forecasted a net income of $351,000. This is compared to an actual net income before depreciation and amortization of $373,538.


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

    None.

Item 10 - Directors and Executive Officers of the Registrant.

    The Registrant has no directors or executive officers. Information as to the directors and executive officers of the Managing General Partner is as follows:

                                        Information about Directors
     Name                                 and Executive Officers

Marion F. Bass                      Director, President, Chief Executive
                                    Officer, and Treasurer of the Managing
                                    General Partner since 1977.  He is 57
                                    years old.

Robert J. Brietz                    Executive Vice President of the Managing
                                    General Partner since October, 1988.
                                    Director and Secretary of the Managing
                                    General Partner since March, 1989.
                                    Executive Vice President of Marion Bass
                                    Securities Corporation since November,
                                    1986.  Senior Vice President with
                                    Interstate Securities Corporation for the period from 1978 to October, 1986. He is 53 years old.

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

Item 11 - Executive Compensation.

    During the fiscal year ended December 31, 1996, the Registrant paid no compensation to the executive officers or directors of the Managing General Partner or to either of the General Partners. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to the General Partners and certain affiliates of the General Partners after December 31, 1996.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management.

    As of March 15, 1997 no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

    None of the directors and officers of the Managing General Partner owned any Units of the Registrant at March 15, 1997.


Item 13 - Certain Relationships and Related Transactions.

    The Registrant has and will engage in transactions with various corporations within the Marion Bass Group. Under the terms of the partnership agreement, the General Partners and their affiliates received fees and reimbursement of expenses from operations as follows:

                              ==============================================================
                                      1996                1995                 1994
                              ==============================================================
==============================--------------------------------------------------------------
Management Fee of 5% of
gross revenues                          $75,303             $70,287              $65,640
--------------------------------------------------------------------------------------------
Reimbursed maintenance
salaries                                 43,110              53,702               50,606
--------------------------------------------------------------------------------------------
Reimbursed property
management salaries                      39,650              44,727               47,543
--------------------------------------------------------------------------------------------
Other miscellaneous
reimbursements                           15,657               6,420                6,020
--------------------------------------------------------------------------------------------
Total                                  $173,720            $175,136             $169,809
============================================================================================

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

         3(d) Copy of Second Amended and Restated Cert-ificate of Limited Partnership, dated as of July 31, 1986, filed as Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(e) Copy of Third Amended and Restated Certifi-cate of Limited Partnership, dated as of August 29, 1986, filed as Exhibit 3(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         3(f) Copy of Fourth Amended and Restated Certifi-cate Certificate of Limited Partnership, dated as of September 30, 1986, filed as Exhibit 3(f) to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December
                31, 1987, filed with the Securities and
                Exchange Commission, which is incorporated herein by reference.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 1997.

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

     Signature                  Title                  Date


                       Director, President and      March 27, 1997
Marion F. Bass         Treasurer of Marion Bass
                       Real Estate Group, Inc.
                       (Principal Executive
                       Officer)


                       Director, Executive Vice     March 27, 1997
Robert J. Brietz       President and Secretary
                       of Marion Bass Real
                       Estate Group, Inc.
                       (Principal Financial and
                       Accounting Officer)

                                                                      APPENDIX A

                            BASS REAL ESTATE FUND-II

                       FINANCIAL STATEMENTS AND SCHEDULES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994




                         C O N T E N T S


                                                           Page

FINANCIAL STATEMENTS:
    Report of Independent Public Accountants                 1

    Balance Sheets - December 31, 1996 and 1995              2

    Statements of Operations - For the Years ended
    December 31, 1996, 1995 and 1994                         3

    Statements of Changes in Partners' Equity For the Years ended December 31, 1996, 1995
    and 1994                                                 4

    Statements of Cash Flows - For the Years ended
    December 31, 1996, 1995 and 1994                         5

    Notes to Financial Statements                            6-9


FINANCIAL STATEMENT SCHEDULES:

    Schedule III-Real Estate and Accumulated Depreciation -
    December 31, 1996                                         10

         BASS REAL ESTATE FUND-II
         (A LIMITED PARTNERSHIP)


         FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996, 1995 AND 1994 TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Bass Real Estate Fund-II:


We have audited the accompanying balance sheets of Bass Real Estate Fund-II (a North Carolina limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the managing general partner (see Note 4). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bass Real Estate Fund-II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


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


                                                  Arthur Andersen & Co. SC


Charlotte, North Carolina,
    February 21, 1997.

                            BASS REAL ESTATE FUND-II
                             (A LIMITED PARTNERSHIP)

                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995






                                        ASSETS                                              1996           1995
RENTAL PROPERTIES, at cost:
    Land                                                                                  $   930,002    $   930,002
    Buildings                                                                               8,393,797      8,393,797
    Furnishings and fixtures                                                                  611,580        610,949
                                                                                            9,935,379      9,934,748
    Accumulated depreciation                                                               (2,886,799)    (2,588,880)
                                                                                            7,048,580      7,345,868
RESTRICTED ESCROW DEPOSITS                                                                    384,539        223,210
DEFERRED COSTS AND OTHER ASSETS, net                                                           22,152         39,183
                 Total assets                                                                  79,831         59,214
                                                                                           $7,535,102     $7,667,475

                           LIABILITIES AND PARTNERS' EQUITY
MORTGAGE LOAN PAYABLE                                                                      $5,999,300     $6,053,951
SECURITY DEPOSITS                                                                              19,405         33,610
ACCRUED LIABILITIES                                                                            17,208         15,720
                 Total liabilities                                                          6,035,913      6,103,281

PARTNERS' EQUITY:
    Limited partners'                                                               1,484,065      1,548,420
    General partners'                                                                  15,124         15,774
                 Total partners' equity                                                     1,499,189      1,564,194

                 Total liabilities and partners' equity                                    $7,535,102     $7,667,475


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            BASS REAL ESTATE FUND-II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994






                                                                            1996           1995           1994
REVENUES:
    Rental income                                                          $1,456,491     $1,364,926     $1,263,615
    Interest income                                                            11,844          3,210          2,471
    Other operating income                                                     54,839         52,088         64,223
                                                                            1,523,174      1,420,224      1,330,309

OPERATING EXPENSES:
    Fees and expenses to affiliates                                           173,720        175,136        169,809
    Property taxes and insurance                                               79,843         78,556         74,478
    Utilities                                                                  73,870         68,486         63,910
    Repairs and maintenance                                                   155,676        170,087        163,599
    Advertising                                                                16,378         18,555         21,422
    Depreciation and amortization                                             338,543        361,735        390,952
    Other                                                                      10,464         12,839         27,707
                                                                              848,494        885,394        911,877

INTEREST EXPENSE                                                              610,473        615,714        620,453
OTHER NONOPERATING EXPENSES                                                    29,212         22,775         26,372
                 Total expenses                                             1,488,179      1,523,883      1,558,702

NET INCOME (LOSS)                                                        $     34,995     $ (103,659)    $ (228,393)

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS (1%)                     $        350     $   (1,037)    $   (2,284)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS (99%)                    $     34,645     $ (102,622)    $ (226,109)
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                           $       3.49     $  (10.33)     $  (22.75)





                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            BASS REAL ESTATE FUND-II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                              LIMITED       GENERAL
                                                                             PARTNERS      PARTNERS        TOTAL
PARTNERS' EQUITY, December 31, 1993                                          $2,025,651     $20,595      $2,046,246
    Net loss                                                                   (226,109)     (2,284)       (228,393)
    Cash distribution                                                           (49,500)       (500)        (50,000)
PARTNERS' EQUITY, December 31, 1994                                       -------------  ----------   -------------
                                                                              1,750,042      17,811       1,767,853
    Net loss                                                                   (102,622)     (1,037)       (103,659)
    Cash distribution                                                           (99,000)     (1,000)       (100,000)
PARTNERS' EQUITY, December 31, 1995                                       -------------  ----------   -------------
                                                                              1,548,420      15,774       1,564,194
    Net income                                                                   34,645         350          34,995
    Cash distribution                                                           (99,000)     (1,000)       (100,000)
PARTNERS' EQUITY, December 31, 1996                                       =============  ==========   =============
                                                                             $1,484,065     $15,124      $1,499,189




                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            BASS REAL ESTATE FUND-II
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                                1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $  34,995     $(103,659)    $(228,393)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities-
              Depreciation and amortization                                    338,543       361,735       390,952
          Change in assets and other liabilities:
              Increase (decrease) in accrued and other liabilities
                                                                               (12,717)        8,156       (60,926)
              Increase in escrows and other assets, net                        (13,067)      (16,137)      (21,112)
                 Net cash provided by operating activities                     347,754       250,095        80,521
CASH FLOWS FROM INVESTING ACTIVITIES - Additions to rental properties
                                                                               (31,774)      (37,554)      (27,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgage loan                                                 (54,651)      (49,410)      (48,195)
    Distribution to partners                                                  (100,000)     (100,000)      (50,000)
                 Net cash used in financing activities                        (154,651)     (149,410)      (98,195)

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                           161,329        63,131       (45,632)

CASH AND CASH INVESTMENTS, beginning of year                                   223,210       160,079       205,711
CASH AND CASH INVESTMENTS, end of year                                        $384,539     $ 223,210     $ 160,079



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            BASS REAL ESTATE FUND-II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




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


The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994, from a financial reporting basis to a tax basis, are as follows:


                                                                        1996          1995          1994
Net income (loss) - Financial reporting basis                         $34,995      $(103,659)    $(228,393)
Tax depreciation (greater) less than book depreciation
                                                                      (11,593)         2,267        16,885
Other                                                                  (2,631)          (739)       (7,874)
Net income (loss) - Tax basis                                         $20,771      $(102,131)    $(219,382)



PER UNIT AMOUNTS

Net loss per limited partnership unit was determined based on the average number of units outstanding during each year. The weighted average number of units outstanding was 9,938 for 1996, 1995 and 1994.


NEW ACCOUNTING PRONOUNCEMENT


During 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets. Under the provisions of SFAS No. 121, recoverability of long-lived assets is to be determined based on expected future net cash flows resulting from the use of the asset. The adoption of this new accounting pronouncement did not have an impact on the Partnership's financial position or the results of its operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the period reported.
Actual results could differ from those estimates.



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


Future principal payments due on the mortgage loan are as follows:


                              1997             $     55,175
                              1998                   66,303
                              1999                5,877,822

Cash paid for interest was $610,473, $615,714 and $620,453 in 1996, 1995 and
1994, respectively.


4.  GENERAL PARTNERS AND RELATED-PARTY TRANSACTIONS:


The general partners of the Partnership are Marion F. Bass and Marion Bass Real Estate Group, Inc. (the managing general partner). The Partnership's rental properties are managed by Marion Bass Properties, Inc. Both Marion Bass Real Estate Group, Inc. and Marion Bass Properties, Inc. are wholly owned by Marion
F. Bass.

Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during 1996, 1995 and 1994 as follows:


                                                                                    1996         1995         1994
    Management fee of 5% of gross revenues                                       $  75,303    $  70,287    $  65,640
    Reimbursed maintenance salaries                                                 43,110       53,702       50,606
    Reimbursed property manager salaries                                            39,650       44,727       47,543
    Other miscellaneous reimbursements                                              15,657        6,420        6,020
                                                                                  $173,720     $175,136     $169,809


The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administration functions of the Partnership.

                                                                        APPENDIX





                            BASS REAL ESTATE FUND-II
                             (A LIMITED PARTNERSHIP)

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996





                                                                                    COST CAPITALIZED
                                                               INITIAL COST TO        SUBSEQUENT TO
                                                                  COMPANY              ACQUISITION

                                                                                                  CARRYNG
                            DESCRIPTION          ENCUMBRANCES       LAND       IMPROVEMENTS        COSTS
Sabal Point I, a residential apartment complex,
 Pineville, NorthCarolina                          $5,999,300    $930,002       $8,759,244       $246,133


                                                    GROSS AMOUNT AT WHICH CARRIED AT                                ESTIMATED USEFUL
                                                      END OF PERIOD (NOTES 1, 3 AND 4)                                   LIVES
                                                            BUILDINGS                ACCUMULATED                        BUILDINGS
                                                               AND                  DEPRECIATION     DATE      DATE       AND
                                                    LAND   IMPROVEMENTS   TOTAL    (NOTES 1 AND 2)  ACQUIRED COMPLETED  IMPROVEMENTS
                            DESCRIPTION
Sabal Point I, a residential apartment complex,
Pineville, North  Carolina                        $930,002  $9,005,377   $9,935,379   $(2,886,799)   12/86      8/88       Note 2




Note 1:

                                                                    1996            1995             1994
     Real estate activity is summarized as follows-
         Balance at beginning of period                          $ 9,934,748      $ 9,934,748      $ 9,925,298
         Improvements                                                 31,774           37,554           27,958
         Disposals                                                   (31,143)         (37,554)         (18,508)
                      Balance at end of period                ==============  ===============  ===============
                                                                 $ 9,935,379      $ 9,934,748      $ 9,934,748
     Accumulated depreciation-
         Balance at beginning of period                          $(2,588,880)     $(2,274,180)     $(1,911,218)
         Depreciation expense                                       (329,062)        (352,254)        (381,470)
         Disposals                                                    31,143           37,554           18,508
                      Balance at end of period                ==============  ===============  ===============
                                                                 $(2,886,799)     $(2,588,880)     $(2,274,180)

Note 2:


    Depreciation computed using the following estimated useful lives-


         Buildings                                             30 years
         Furnishings and fixtures                               8 years

Note 3:

    Buildings and improvements include costs of furnishings and fixtures.

Note 4:

    Aggregate cost for federal income tax purposes, net of accumulated tax depreciation, is $6,818,097 at December 31, 1996.