Form 10-Q
period 1997-03-31
BASS REAL ESTATE FUND II
filed 1997-05-07
CIK 783992

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 1997

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from............................to....................
Commission file number   0-16793


                            BASS REAL ESTATE FUND II
--------------------------------------------------------------------------------
             (Exact name of partnership as specified in its charter)


          North Carolina                                     56-1490907
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


   4000 Park Road Charlotte, North Carolina                    28209
--------------------------------------------------------------------------------
    (Address of principal executive office)                  (Zip Code)


Partnership's telephone number, including area code:  (704) 523-9407
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

BASS REAL ESTATE FUND II




                                      INDEX
                                     -------



                                                                                         PAGE
                                                                                        NUMBER

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

              Condensed Balance Sheet
                 as of March 31, 1997
                 (Unaudited)                                                              3

              Condensed Statement of Income
                 Three months ended
                 March 31, 1997 and 1996
                 (Unaudited)                                                              4

              Statement of Partners' Equity                                               5
                 (Unaudited)

              Condensed Statement of Cash Flows
                 Three months ended March 31, 1997 and 1996
                 (Unaudited)                                                              6

               Notes to Condensed Financial
                 Statements (Unaudited)                                                   7

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                               9


PART II.  OTHER INFORMATION                                                               10

SIGNATURES                                                                                12

BASS REAL ESTATE FUND II


---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
---------------------------------------------------------------



                                                                   March 31,          December 31,
                                                                      1997                1996
                                                               -------------------  -----------------
                            ASSETS                                (Unaudited)
                           -------

RENTAL PROPERTIES, at cost:
  Land                                                                   $930,002           $930,002
  Buildings                                                             8,404,497          8,393,797
  Furnishings and fixtures                                                611,580            611,580
  Accumulated depreciation                                             (2,909,221)        (2,886,799)
                                                               -------------------  -----------------
                                                                        7,036,858          7,048,580

CASH AND CASH INVESTMENTS                                                 449,104            384,539
RESTRICTED ESCROW DEPOSITS                                                 22,838             22,152
DEFERRED COSTS AND OTHER ASSETS, net                                       76,890             79,831
                                                               -------------------  -----------------
     Total assets                                                      $7,585,690         $7,535,102
                                                               ===================  =================


               LIABILITIES AND PARTNERS' EQUITY
            -------------------------------------

MORTGAGE LOAN PAYABLE                                                  $5,984,754         $5,999,300
SECURITY DEPOSITS                                                          19,955             19,405
ACCRUED LIABILITIES                                                        29,017             17,208
                                                               -------------------  -----------------
     Total liabilities                                                  6,033,726          6,035,913
                                                               -------------------  -----------------

PARTNERS' EQUITY:
  Limited partners' interest                                            1,536,312          1,484,065
  General partners' interest                                               15,652             15,124
                                                               -------------------  -----------------
     Total partners' equity                                             1,551,964          1,499,189
                                                               -------------------  -----------------
     Total liabilities and partners' equity                            $7,585,690         $7,535,102
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



                                                                          Three months      Three months
                                                                             ended             ended
                                                                           March 31,         March 31,
                                                                              1997              1996
                                                                         ---------------   ---------------
REVENUE:
  Rental income                                                                $359,890          $358,928
  Interest income                                                                 4,451             1,746
  Other operating income                                                         10,121            11,572
                                                                         ---------------   ---------------
                                                                                374,462           372,246
                                                                         ---------------   ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                                52,830            43,169
  Property taxes and insurance                                                   19,989            19,731
  Utilities                                                                      21,653            22,124
  Repairs and maintenance                                                        25,642            28,111
  Advertising                                                                     6,930             5,345
  Depreciation and amortization                                                  24,792            90,720
  Other                                                                           1,285                87
                                                                         ---------------   ---------------
                                                                                153,121           209,287

INTEREST EXPENSE                                                                151,735           153,130
OTHER NONOPERATING EXPENSES                                                      16,831            15,475
                                                                         ---------------   ---------------
    Total expenses                                                              321,687           377,892
                                                                         ---------------   ---------------
NET INCOME (LOSS)                                                               $52,775           ($5,646)
                                                                         ===============   ===============

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                                    $528              ($56)
                                                                         ===============   ===============

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                                 $52,247           ($5,590)
                                                                         ===============   ===============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,
  based on number of units outstanding (9,938)                                   $5.266           ($0.56)
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

BASS REAL ESTATE FUND II


---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY
---------------------------------------------------
                   (Unaudited)




                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------
Balance, January 1, 1997                                $1,484,065           $15,124      $1,499,189
Net income                                                  52,247               528          52,775
                                                   ----------------  ----------------  --------------
Balance, March 31, 1997                                 $1,536,312           $15,652      $1,551,964
                                                   ================  ================  ==============






                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1996                                $1,548,420           $15,774      $1,564,194
Net loss                                                    (5,590)              (56)         (5,646)
                                                   ----------------  ----------------  --------------
Balance, March 31, 1996                                 $1,542,830           $15,718      $1,558,548
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



                                                                  Three months        Three months
                                                                     ended                ended
                                                                   March 31,            March 31,
                                                                      1997                1996
                                                               -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $52,775             ($5,646)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
     Depreciation and amortization                                         24,792              90,720
     Change in assets and liabilities:
       Increase in accrued and other liabilities                           11,809              14,111
       (Increase) decrease in escrows and other assets, net                   435             (15,174)
                                                               -------------------  ------------------

          Net cash provided by operating activities                        89,811              84,011
                                                               -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                        (10,700)             (1,596)
                                                               -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage loan payable to bank                             (14,546)            (13,150)
                                                               -------------------  ------------------

NET INCREASE IN CASH AND CASH INVESTMENTS                                  64,565              69,265
CASH AND CASH INVESTMENTS, beginning of year                              384,539             223,210
                                                               -------------------  ------------------
CASH AND CASH INVESTMENTS, March 31                                      $449,104            $292,475
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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996, and cash flow for the three months ended March 31, 1997 and 1996.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the three-month period ending March 31, 1997 as follows:

BASS REAL ESTATE FUND II


       Management fee of 5% of gross revenues                    $18,368
       Reimbursed maintenance salaries and benefits               17,334
       Reimbursed  property manager salaries and benefits         17,128
                                                                 $52,830

     The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

     The general partners are entitled to receive 1% of all items of partnership income, gain, loss, deduction, credit and net cash flow from operations. Therefore, during the second quarter of 1997 the General Partners received a cash distribution of $1,000 that represented excess cash reserves and net cash flow from operations for the period January 1, 1996 through December 31, 1996.

BASS REAL ESTATE FUND II


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At March 31, 1997, partners' equity was $1,551,964 or 20% of total assets and cash and cash reserves amounted to $449,104. The Partnership had accrued liabilities of $29,017 that consisted of 1997 property taxes of $16,641, management fees due to an affiliate of $5,935, trade accounts payable of $5,000 and tenant prepaid rent of $1,441.

     Net cash provided by operating activities totaled $89,811 for the three months ended March 31, 1997. This is compared to net cash provided by operating activities of $84,011 for the corresponding period in 1996. The Partnership had a 10 1/8% mortgage note in the amount of $5,984,754 outstanding at March 31, 1997. Principal payments of $14,546 were made during the three month period ended March 31, 1997 on the amortizing mortgage note.

     The 1997 operating plan and budget projects cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $290,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the three months ended March 31, 1997, actual average economic occupancy was 93% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $52,321. Rents have been increased 3% over rates charged in 1996 to offset any normal increase in operating expense. Capital expenditures of $49,000 are budgeted and include carpet and vinyl replacements and various repairs to the exterior buildings. As of March 31, 1997, actual nonrecurring replacement expenses and additions to rental property totaled $21,175. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, build cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1996 operational net cash flow were distributed to partners in May 1997. The next available distribution to partners is scheduled for the first quarter of 1998 and the amount is dependent upon 1997 operating results.

Results of Operations

     The following discussion relates to the Partnership's operation of Sabal Point for the three months ended March 31, 1997 and 1996.

    Results of operations for the three months ended March 31, 1997 reflect an average economic occupancy of 93% compared to 97% for the corresponding period in 1996. Despite the lower average occupancy, the partnership recognized higher rental income of $962 in comparing the first quarters of 1997 and 1996. This increase was due to the rents being increased 3% over rates charged in 1996. Other operating income decreased $1,451. Overall, total income for the first quarter ended March 31, 1997 was $2,216 higher than the corresponding period in 1996.

     Operating expenses were $153,121 for the three months ended March 31, 1997, compared to $209,287 for the corresponding period in 1996 which reflects a variance of $56,166. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $9,661. This increase reflects the addition of two employees on site. Depreciation and amortization decreased $65,928 due to an adjustment made in 1996.

     After interest expense of $151,735 and other nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $16,831, partnership operations recognized a net income of $52,775 for the three months ended March 31, 1997. This is compared to a net loss of $5,646 for the corresponding period in 1996.

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


BASS REAL ESTATE FUND II

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: May 1, 1997

    By:   Robert J. Brietz, Executive Vice President

    Date: May 1, 1997
                                   12