Form 10-Q
period 1997-06-30
BASS REAL ESTATE FUND II
filed 1997-07-31
CIK 783992

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED.....................................JUNE 30, 1997

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM........................TO........................
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


                 4000 PARK ROAD CHARLOTTE, NORTH CAROLINA 28209
-------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)


PARTNERSHIP'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 523-9407
                                                      --------------

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

              CONDENSED BALANCE SHEET
                 AS OF JUNE 30, 1997
                 (UNAUDITED)                                                 3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 1997 AND 1996
                 (UNAUDITED)                                                 4

              STATEMENT OF PARTNERS' EQUITY                                  5
                 (UNAUDITED)

              CONDENSED STATEMENT OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1997 AND 1996
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

BASS REAL ESTATE FUND II

---------------------------------------------------------------
                   CONDENSED BALANCE SHEET
---------------------------------------------------------------
                                              JUNE 30,          DECEMBER 31,
                                                1997                1996
                                         -------------------  -----------------
                            ASSETS          (UNAUDITED)
                           -------

RENTAL PROPERTIES, AT COST:
  LAND                                             $930,002           $930,002
  BUILDINGS                                       8,404,497          8,393,797
  FURNISHINGS AND FIXTURES                          611,580            611,580
  ACCUMULATED DEPRECIATION                       (3,034,483)        (2,886,799)
                                         -------------------  -----------------
                                                  6,911,596          7,048,580

CASH AND CASH INVESTMENTS                           399,035            384,539
RESTRICTED ESCROW DEPOSITS                           23,393             22,152
DEFERRED COSTS AND OTHER ASSETS, NET                 92,501             79,831
                                         -------------------  -----------------
     TOTAL ASSETS                                $7,426,525         $7,535,102
                                         ===================  =================


                        LIABILITIES AND PARTNERS' EQUITY
                      -------------------------------------

MORTGAGE LOAN PAYABLE                            $5,969,837         $5,999,300
SECURITY DEPOSITS                                    19,055             19,405
ACCRUED LIABILITIES                                  43,589             17,208
                                            ----------------  -----------------
     TOTAL LIABILITIES                            6,032,481          6,035,913
                                            ----------------  -----------------

PARTNERS' EQUITY:
  LIMITED PARTNERS' INTEREST                      1,379,971          1,484,065
  GENERAL PARTNERS' INTEREST                         14,073             15,124
                                            ----------------  -----------------
     TOTAL PARTNERS' EQUITY                       1,394,044          1,499,189
                                            ----------------  -----------------
     TOTAL LIABILITIES AND PARTNERS' EQUITY      $7,426,525         $7,535,102
                                            ================  =================



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND II


-------------------------------------------------------------------------
                      CONDENSED STATEMENT OF INCOME
-------------------------------------------------------------------------
                               (Unaudited)

                                                Three months       Six months      Three months      Six months
                                                   ended             ended            ended            ended
                                                  June 30,          June 30,         June 30,         June 30,
                                                    1997              1997             1996             1996
                                               ---------------   ---------------  ---------------  ---------------
REVENUE:
  Rental income                                      $354,699          $714,589         $362,261         $721,189
  Interest income                                       4,529             8,980            2,665            4,411
  Other operating income                               14,709            24,830           15,706           27,278
                                               ---------------   ---------------  ---------------  ---------------
                                                      373,937           748,399          380,632          752,878
                                               ---------------   ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                      44,657            97,487           43,990           87,159
  Property taxes and insurance                         19,989            39,978           19,731           39,462
  Utilities                                            20,272            41,925           19,441           41,565
  Repairs and maintenance                              30,750            56,392           33,872           61,983
  Advertising                                           7,447            14,377            5,828           11,173
  Depreciation and amortization                       127,632           152,424           89,370          180,090
  Other                                                 2,820             4,105            3,362            3,449
                                               ---------------   ---------------  ---------------  ---------------
                                                      253,567           406,688          215,594          424,881

INTEREST EXPENSE                                      151,364           303,099          152,795          305,925
OTHER NONOPERATING EXPENSES                            26,926            43,757           15,266           30,741
                                               ---------------   ---------------  ---------------  ---------------
    Total expenses                                    431,857           753,544          383,655          761,547
                                               ---------------   ---------------  ---------------  ---------------
NET LOSS                                             ($57,920)          ($5,145)         ($3,023)         ($8,669)
                                               ===============   ===============  ===============  ===============

NET LOSS ALLOCATED TO GENERAL PARTNERS                  ($579)             ($51)            ($30)            ($87)
                                               ===============   ===============  ===============  ===============

NET LOSS ALLOCATED TO LIMITED PARTNERS               ($57,341)          ($5,094)         ($2,993)         ($8,582)
                                               ===============   ===============  ===============  ===============

NET LOSS PER LIMITED PARTNERSHIP UNIT,
  based on number of units outstanding (9,938)         ($5.77)           ($0.51)          ($0.30)          ($0.86)
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

BASS REAL ESTATE FUND II

---------------------------------------------------
          STATEMENT OF PARTNERS' EQUITY
---------------------------------------------------
                   (UNAUDITED)


                                 LIMITED           GENERAL
                                PARTNERS          PARTNERS           TOTAL
                             ----------------  ----------------  --------------

BALANCE, JANUARY 1, 1997          $1,484,065           $15,124      $1,499,189
DISTRIBUTION TO PARTNERS             (99,000)           (1,000)       (100,000)
NET LOSS                              (5,094)              (51)         (5,145)
                             ----------------  ----------------  --------------
BALANCE, JUNE 30, 1997            $1,379,971           $14,073      $1,394,044
                             ================  ================  ==============


                                 LIMITED           GENERAL
                                PARTNERS          PARTNERS           TOTAL
                             ----------------  ----------------  --------------

BALANCE, JANUARY 1, 1996          $1,548,420           $15,774      $1,564,194
DISTRIBUTION TO PARTNERS             (99,000)           (1,000)       (100,000)
NET LOSS                              (8,582)              (87)         (8,669)
                             ----------------  ----------------  --------------
BALANCE, JUNE 30, 1996            $1,440,838           $14,687      $1,455,525
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

                                                           SIX MONTHS          SIX MONTHS
                                                             ENDED                ENDED
                                                            JUNE 30,            JUNE 30,
                                                              1997                1996
                                                        ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                       ($5,145)            ($8,669)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                                152,424             180,090
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE IN ACCRUED AND OTHER LIABILITIES                   26,381              29,951
       INCREASE IN ESCROWS AND OTHER ASSETS, NET                  (19,001)            (35,004)
                                                        ------------------  ------------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES               154,659             166,368
                                                        ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                                (10,700)             (8,557)
                                                        ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    DISTRIBUTION TO PARTNERS                                     (100,000)           (100,000)
    PAYMENTS ON MORTGAGE LOAN PAYABLE TO BANK                     (29,463)            (26,637)
                                                        ------------------  ------------------

          NET CASH USED IN FINANCING ACTIVITIES                  (129,463)           (126,637)
                                                        ------------------  ------------------

NET INCREASE IN CASH AND CASH INVESTMENTS                          14,496              31,174
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR                      384,539             223,210
                                                        ------------------  ------------------
CASH AND CASH INVESTMENTS, JUNE 30                               $399,035            $254,384
                                                        ==================  ==================

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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1997, results of operations for the three months and six months ended June 30, 1997 and 1996, and cash flow for the six months ended June 30, 1997 and 1996.

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

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the six-month period ending June 30, 1997 as follows:

BASS REAL ESTATE FUND II

         Management fee of 5% of gross revenues                    $36,484
         Reimbursed maintenance salaries and benefits               30,170
         Reimbursed  property manager salaries and benefits         30,833
                                                                  --------
                                                                   $97,487

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

BASS REAL ESTATE FUND II


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, partners' equity was $1,394,044 or 18% of total assets and cash and cash reserves amounted to $399,035. The Partnership had accrued liabilities of $43,589 that consisted of 1997 property taxes of $33,282, management fees due to an affiliate of $5,753, trade accounts payable of $4,229 and tenant prepaid rent of $325.

     Net cash provided by operating activities totaled $154,659 for the six months ended June 30, 1997. This is compared to net cash provided by operating activities of $166,368 for the corresponding period in 1996. The Partnership had a 10 1/8% mortgage note in the amount of $5,969,837 outstanding at June 30, 1997. Principal payments of $29,463 were made during the six month period ended June 30, 1997 on the amortizing mortgage note.

     The 1997 operating plan and budget projects cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $290,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the six months ended June 30, 1997, actual average economic occupancy was 92% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $107,116. Rents have been increased 3% over rates charged in 1996 to offset any normal increase in operating expense. Capital expenditures of $49,000 are budgeted and include carpet and vinyl replacements and various repairs to the exterior buildings. As of June 30, 1997, actual nonrecurring replacement expenses and additions to rental property totaled $35,651. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, build cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1996 operational net cash flow were distributed to partners in May 1997. The next available distribution to partners is scheduled for the first quarter of 1998 and the amount is dependent upon 1997 operating results.

RESULTS OF OPERATIONS

     The following discussion relates to the Partnership's operation of Sabal Point for the three months and six months ended June 30, 1997 and 1996.

    Results of operations for the three months ended June 30, 1997 reflect an average economic occupancy of 93% compared to 97% for the corresponding period in 1996. Due to the lower average occupancy, the partnership recognized lower rental income of $7,562 in comparing the second quarters of 1997 and 1996. Overall, total income for the second quarter ended June 30, 1997 was $6,695 lower than the corresponding period in 1996.

     Operating expenses were $253,567 for the three months ended June 30, 1997, compared to $215,594 for the corresponding period in 1996 which reflects a variance of $37,973. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $667. Property taxes and insurance were higher by $258 due to normal rate increases. Utilities were higher by $831 due to normal resident usage. Advertising was higher by $1,619 due to efforts to increase the average occupancy. Depreciation and amortization increased $38,262 due to an adjustment made in 1997.

    After interest expense of $151,364 and other nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $26,926, partnership operations recognized a net loss of $57,920 for the three months ended June 30, 1997. This is compared to a net loss of $3,023 for the corresponding period in 1996.

BASS REAL ESTATE FUND II

     Overall the Partnership recognized a net decrease in total revenues of $4,479 (due to average economic occupancy decreasing 6%) and a net decrease in total operating expenses of $18,193 (due mainly to an adjustment made to depreciation and amortization) for the six months ended June 30, 1997 compared to the corresponding period in 1996. After interest expense of $303,099 and other operating expenses of $43,757 (partnership expenses and nonrecurring replacement costs) the Partnership had a net loss of $5,145 for the six months ended June 30, 1997. This is compared to a net loss of $8,669 for the corresponding period in 1996.


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


BASS REAL ESTATE FUND II

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: July 29, 1997

    By:   Robert J. Brietz, Executive Vice President

    Date: July 29, 1997