Form 10-Q
period 1997-09-30
BASS REAL ESTATE FUND II
filed 1997-11-13
CIK 783992

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.............................September 30, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to........................
                         Commission file number 0-16793


                            BASS REAL ESTATE FUND II
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


                 4000 Park Road Charlotte, North Carolina 28209
--------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

              Condensed Balance Sheet
                 as of September 30, 1997
                 (Unaudited)                                          3

              Condensed Statement of Income
                 Three months and nine months ended
                 September 30, 1997 and 1996
                 (Unaudited)                                          4

              Statement of Partners' Equity                           5
                 (Unaudited)

              Condensed Statement of Cash Flows
                 Nine months ended September 30, 1997 and 1996
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

BASS REAL ESTATE FUND II


        ---------------------------------------------------------------
                             CONDENSED BALANCE SHEET
        ---------------------------------------------------------------

                                                  September 30,    December 31,
                                                       1997            1996
                                                  -------------     ---------
                            ASSETS                  (Unaudited)
                           -------

RENTAL PROPERTIES, at cost:
  Land                                               $   930,002    $   930,002
  Buildings                                            8,404,497      8,393,797
  Furnishings and fixtures                               611,580        611,580
  Accumulated depreciation                            (3,108,325)    (2,886,799)
                                                     -----------    -----------
                                                       6,837,754      7,048,580

CASH AND CASH INVESTMENTS                                447,499        384,539
RESTRICTED ESCROW DEPOSITS                                25,217         22,152
DEFERRED COSTS AND OTHER ASSETS, net                     108,386         79,831
                                                     -----------    -----------
     Total assets                                    $ 7,418,856    $ 7,535,102
                                                     ===========    ===========


               LIABILITIES AND PARTNERS' EQUITY
                ------------------------------

MORTGAGE LOAN PAYABLE                                $ 5,954,539    $ 5,999,300
SECURITY DEPOSITS                                         18,280         19,405
ACCRUED LIABILITIES                                       62,366         17,208
                                                     -----------    -----------
     Total liabilities                                 6,035,185      6,035,913
                                                     -----------    -----------

PARTNERS' EQUITY:
  Limited partners' interest                           1,369,702      1,484,065
  General partners' interest                              13,969         15,124
                                                     -----------    -----------
     Total partners' equity                            1,383,671      1,499,189
                                                     -----------    -----------
     Total liabilities and partners' equity          $ 7,418,856    $ 7,535,102
                                                     ===========    ===========




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


                                                 Nine months     Nine months   Three months     Nine months
                                                   ended           ended         ended            ended
                                                 September 30,   September 30,  September 30,    September 30,
                                                     1997           1997            1996             1996
                                                   ----------   ---------------  ---------------  ----------

REVENUE:
  Rental income                                     $362,052      $1,076,641    $370,051         $1,091,240
  Interest income                                      4,914          13,894       3,538              7,949
  Other operating income                               9,754          34,584      15,256             42,534
                                                   ----------   -------------  ----------       ----------
                                                     376,720       1,125,119     388,845          1,141,723
                                                   ----------   -------------  ----------       -----------

OPERATING EXPENSES:
  Fees and expenses to affiliates                     44,013         141,500      43,647            130,806
  Property taxes and insurance                        19,989          59,967      19,731             59,193
  Utilities                                           25,269          67,194      22,179             63,744
  Repairs and maintenance                             33,739          90,131      32,115             94,098
  Advertising                                         16,238          30,615       5,145             16,318
  Depreciation and amortization                       76,212         228,636      89,370            269,460
  Other                                               (6,853)         (2,748)        664              4,113
                                                   ----------   -------------  ----------        ----------
                                                     208,607         615,295     212,851            637,732

INTEREST EXPENSE                                     150,983         454,082     152,450            458,375
OTHER NONOPERATING EXPENSES                           27,503          71,260       8,573             39,314
                                                   ----------   -------------  ----------        ----------
    Total expenses                                   387,093       1,140,637     373,874          1,135,421
                                                   ----------   -------------  ----------         ----------
NET INCOME (LOSS)                                   ($10,373)       ($15,518)    $14,971             $6,302
                                                   ==========   =============  ==========         ==========

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS        ($104)          ($155)       $150              $63
                                                   ==========   =============  ==========         =========

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS     ($10,269)       ($15,363)    $14,821           $6,239
                                                   ==========   =============  ==========         =========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,
  based on number of units outstanding (9,938)        ($1.03)         ($1.55)       $1.49            $0.63
                                                   ==========   =============  ==========        ==========





                     The accompanying notes are an integral
                        part of the financial statements.

BASS REAL ESTATE FUND II


              ---------------------------------------------------
                          STATEMENT OF PARTNERS' EQUITY
              ---------------------------------------------------
                                   (Unaudited)


                                    Limited         General
                                    Partners        Partners        Total
                                 ----------------  -----------  --------------

Balance, January 1, 1997          $ 1,484,065    $    15,124    $ 1,499,189
Distribution to partners              (99,000)        (1,000)      (100,000)
Net loss                              (15,363)          (155)       (15,518)
                                  -----------    -----------    -----------
Balance, September 30, 1997       $ 1,369,702    $    13,969    $ 1,383,671
                                  ===========    ===========    ===========





                                    Limited                        General
                                   Partners         Partners        Total
                                  -----------    -----------    -----------

Balance, January 1, 1996          $ 1,548,420    $    15,774    $ 1,564,194
Distribution to partners              (99,000)        (1,000)      (100,000)
Net income                              6,239             63          6,302
                                  -----------    -----------    -----------
Balance, September 30, 1996       $ 1,455,659    $    14,837    $ 1,470,496
                                  ===========    ===========    ===========





                     The accompanying notes are an integral
                        part of the financial statements.

BASS REAL ESTATE FUND II


        ---------------------------------------------------------------
                        CONDENSED STATEMENT OF CASH FLOWS
        ---------------------------------------------------------------
                                   (Unaudited)


                                                   Nine months      Nine months
                                                      ended            ended
                                                  September 30,    September 30,
                                                       1997             1996
                                                  ------------     -------------


 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    ($ 15,518)   $   6,302
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities-
     Depreciation and amortization                        228,636      269,460
     Change in assets and liabilities:
      Increase in accrued and other liabilities            45,158       48,249
      Increase in escrows and other assets, net           (39,855)     (68,733)
                                                        ---------    ---------

            Net cash provided by operating activities     218,421      255,278
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                        (10,700)     (16,388)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to partners                             (100,000)    (100,000)
    Payments on mortgage loan payable to bank             (44,761)     (40,467)
                                                        ---------    ---------

          Net cash used in financing activities          (144,761)    (140,467)
                                                        ---------    ---------

NET INCREASE IN CASH AND CASH INVESTMENTS                  62,960       98,423
CASH AND CASH INVESTMENTS, beginning of year              384,539      223,210
                                                        ---------    ---------
CASH AND CASH INVESTMENTS, September 30                 $ 447,499    $ 321,633
                                                        =========    =========








                     The accompanying notes are an integral
                        part of the financial statements.

BASS REAL ESTATE FUND II

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  ORGANIZATION
   ---------------
     Bass Real Estate Fund II (the Partnership) was organized to engage in the acquisition, development, operation, holding and disposition of income-producing residential and commercial properties. Limited partnership interests were sold at $500 per unit (9,938 units) for a total of $4,969,000.

     Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the general partners. Upon the sale or liquidation of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    --------------------------------------------
     The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1997, results of operations for the three months and nine months ended September 30, 1997 and 1996, and cash flow for the nine months ended September 30, 1997 and 1996.

3.  RENTAL PROPERTIES
    -------------------
      The rental property consists of a residential apartment complex named Sabal Point I. The complex, which was constructed by an affiliate of the general partners, is composed of 202 rental units. The units were available for lease beginning June 1988. The 23.75 acres of land in Mecklenburg County, North Carolina, where the apartment complex is located were purchased in December 1986 for $930,002 (including closing costs).

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

4.  GENERAL PARTNERS AND RELATED PARTY TRANSACTIONS
    -----------------------------------------------

     The general partners are Marion F. Bass (The Individual General Partner) and Marion Bass Real Estate Group, Inc., (The Managing General Partner). The rental property is managed by Marion Bass Properties, Inc., which is wholly owned by Marion F. Bass.

     Under the terms of the partnership agreement, the general partners or their affiliates charged certain fees and expenses during the nine-month period ending September 30, 1997 as follows:

        Management fee of 5% of gross revenues                   $ 54,733
        Reimbursed maintenance salaries and benefits               42,062
        Reimbursed  property manager salaries and benefits         44,705
                                                                 $141,500

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At September 30, 1997, partners' equity was $1,383,671 or 18% of total assets and cash and cash reserves amounted to $447,499. The Partnership had accrued liabilities of $62,366 that consisted of 1997 property taxes of $49,923, management fees due to an affiliate of $5,795, trade accounts payable of $5,850 and tenant prepaid rent of $798.

     Net cash provided by operating activities totaled $218,421 for the nine months ended September 30, 1997. This is compared to net cash provided by operating activities of $255,278 for the corresponding period in 1996. The Partnership had a 10 1/8% mortgage note in the amount of $5,954,539 outstanding at September 30, 1997. Principal payments of $44,761 were made during the nine month period ended September 30, 1997 on the amortizing mortgage note.

     The 1997 operating plan and budget projects cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $290,000. The budget assumes that the Partnership will achieve occupancy rates equivalent to 95%. For the nine months ended September 30, 1997, actual average economic occupancy was 92% and actual net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $157,657. Rents have been increased 3% over rates charged in 1996 to offset any normal increase in operating expense. Capital expenditures of $49,000 are budgeted and include carpet and vinyl replacements and various repairs to the exterior buildings. As of September 30, 1997, actual nonrecurring replacement expenses and additions to rental property totaled
$57,450. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements, build cash reserves and provide distributions to partners. Funds totaling $100,000 provided by cash reserves and 1996 operational net cash flow were distributed to partners in May 1997. The next available distribution to partners is scheduled for the first quarter of 1998 and the amount is dependent upon 1997 operating results.

Results of Operations
---------------------
     The following discussion relates to the Partnership's operation of Sabal Point for the three months and nine months ended September 30, 1997 and 1996.

    Results of operations for the three months ended September 30, 1997 reflect an average economic occupancy of 93% compared to 98% for the corresponding period in 1996. Due to the lower average occupancy, the partnership recognized lower rental income of $7,999 in comparing the third quarters of 1997 and 1996. Overall, total income for the third quarter ended September 30, 1997 was $12,125 lower than the corresponding period in 1996.

     Operating expenses were $208,607 for the three months ended September 30, 1997, compared to $212,851 for the corresponding period in 1996 which reflects a variance of $4,244. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $366. Property taxes and insurance were higher by $258 due to normal rate increases. Utilities were higher by $3,090 due to increases in utility rates and resident usage. Advertising was higher by $11,093 due to concessions offered to new residents and marketing efforts to increase the average occupancy. Other operating expenses reflected a net reduction of $7,517 due to the collection of prior period income that had been written off as bad debt.

    After  interest  expense  of  $150,983  and  other   nonoperating   expenses
(partnership   expenses  and   nonrecurring   replacement   costs)  of  $27,503,
partnership operations recognized a net loss of $10,373 for the three months ended September 30, 1997. This is compared to a net income of $14,971 for the corresponding period in 1996.

     Overall the Partnership recognized a net decrease in total revenues of $16,604 (due to average economic occupancy decreasing 6%) and a net decrease in total operating expenses of $22,437 (due mainly to the variance between depreciation and amortization) for the nine months ended September 30, 1997 compared to the corresponding period in 1996. After interest expense of $454,082 and other nonoperating expenses of $71,260 (partnership expenses and nonrecurring replacement costs) the Partnership had a net loss of $15,518 for the nine months ended September 30, 1997. This is compared to a net income of $6,302 for the corresponding period in 1996.


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


BASS REAL ESTATE FUND II

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner
          ---------------------------------------------------------------

    By:   Marion F. Bass, President
          --------------------------
    Date: October 31, 1997
          ----------------
    By:   Robert J. Brietz, Executive Vice President
          ------------------------------------------
    Date: October 31, 1997
          ----------------